Form 10QSB
period 2002-06-30
SOLDNET INC
filed 2002-11-21
CIK 1168738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB



(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

( )   For the transition period from __________ to __________


Commission file number:



SOLDNET, INC.
(Exact name of small business issuer as specified in its charter)

Delaware                                         03-0390855
(State or other Jurisdiction of       (I.R.S. Employer Identification No.)
Incorporation or Organization)


4719 Quarton Road
(248)855-2138 - telephone
(Address of principal executive offices)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      No  X


The issuer had 200,000 shares of its no par value Common Stock issued and outstanding as of June 30, 2002.

Transitional Small Business Disclosure Format (check one)

Yes      No  X

SOLDNET, INC.

INDEX

PART I.  FINANCIAL INFORMATION

                                                                        PAGE NO.
         Item 1.  Financial Statements

              Unaudited Balance Sheet as of June 30, 2002                   4

              Unaudited Statements of Operations for the Three
              Months Ended June 30, 2002 and for the Period
              from February 21, 2002 (date of inception)
              to June 30, 2002                                              5

              Comparative Unaudited Statements of Cash Flows
              for the Three Months Ended June 30, 2002 and for
              the Period from February 21, 2002 (date of inception)
              to June 30, 2002                                              6

              Notes to the Unaudited Financial Statements                   7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             9


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                         9

         Item 2.  Changes in Securities and Use of Proceeds                10

         Item 3.  Defaults Upon Senior Securities                          10

         Item 4.  Submission of Matters to a Vote of Security Holders      10

         Item 5.  Other Information                                        10

Stockholders and Board of Directors
Soldnet, Inc.
Bloomfield Hills, MI


We have compiled the accompanying balance sheet of Soldnet, Inc. as of June 30, 2002 and the related statements of operations, statement of cash flows for the three months ended, June 30, 2002 and for the period from January 18, 2001 (date of inception) to June 30, 2002 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had no operations and has established no source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Bloomfield Hills, MI
July 10, 2002

                                  SOLDNET, INC.
                                  BALANCE SHEET
                               AS OF JUNE 30, 2002


                                                                  June 30, 2002

CURRENT ASSETS
      CASH                                                        $           0
                                                                  -------------
TOTAL CURRENT ASSETS                                                          0

      TOTAL ASSETS                                                $           0
                                                                  =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      ACCOUNTS PAYABLE                                            $           0
                                                                  -------------
TOTAL CURRENT LIABILITIES                                                     0

STOCKHOLDERS' EQUITY

      COMMON STOCK, 40,000,000
      SHARES AUTHORIZED AT
      PAR VALUE $.001 PER HARE,
      200,000 COMMON SHARES ISSUED
      AND OUTSTANDING                                                     200.00

      DEFICIT ACCUMULATED DURING
      DEVELOPMENT STAGE                                                 (200.00)
                                                                  -------------
TOTAL STOCKHOLDERS' EQUITY                                        $           0
                                                                  -------------
TOTAL LIABILITIES
 AND  STOCKHOLDERS EQUITY                                         $         200
                                                                  =============







                 See notes and accountant's compilation report.

                                  SOLDNET, INC.
              STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT FOR
            THE THREE MONTHS ENDED JUNE 30, 2002 AND FOR THE PERIOD
          FROM FEBRUARY 21, 2002 (DATE OF INCEPTION) TO JUNE 30, 2002


                                             APRIL 1, TO         FEBRUARY 21 TO
                                            JUNE 30,2002          JUNE 30,2002

INCOME
  REVENUE                                  $            0        $            0
                                           --------------        --------------
TOTAL INCOME                               $            0        $            0
                                           ==============        ==============

EXPENSES

 GENERAL AND                                            0                     0
 ADMINISTRATIVE                                         0                   200
                                           --------------        --------------
TOTAL EXPENSES

NET PROFIT (LOSS)                          $            0        $         (200)
                                           ==============        ==============

NET PROFIT (LOSS)
  PER SHARE                                $       0.0000        $       (0.001)
                                           ==============        ==============



                 See notes and accountant's compilation report.

                                  SOLDNET, INC.

  STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND FOR THE
   PERIOD FROM FEBRUARY 21, 2002 (DATE OF INCEPTION) TO JUNE 30, 2002 FOR THE
       PERIOD FROM FEBRUARY 21, 2002 (DATE OF INCEPTION) TO JUNE 30, 2002



                                          APRIL 1 TO             FEBRUARY 21 TO
                                        JUNE 30, 2002             JUNE 30, 2002
                                        --------------           --------------
CASH FLOWS FROM
OPERATING ACTIVITIES                    $            0           $      (200.00)
                                        --------------           --------------
NET LOSS                                $            0           $      (200.00)
                                        ==============           ==============
CASH FLOWS FROM
FINANCING ACTIVITIES                    $            0           $            0
                                        --------------           --------------
ISSUE COMMON STOCK                      $            0           $       200.00
                                        --------------           --------------
NET INCREASE (DECREASE) TO$                          0           $            0
CASH

CASH, BEGINNING OF PERIOD               $            0           $            0
                                        ==============           ==============
CASH, END OF PERIOD                     $            0           $            0
                                        ==============           ==============



                 See notes and accountant's compilation report.

                                  SOLDNET, INC.
                          Notes to Financial Statements
                               AS OF JUNE 30, 2002


NOTE A - Summary of Significant Accounting Policies:


Organization

Soldnet,   Inc.  (a  development  stage  company)  is  a  Delaware   Corporation
incorporated on February 21, 2002.

The Company conducts business from its headquarters in Bloomfield Hills, MI. The Company has not yet engaged in its expected operations. The future operations will be to merge with or acquire a existing company.

The Company is in the development stage and has not yet acquired the necessary operation assets, nor has it begun any part of its proposed business. While the Company is negotiating with prospective personnel and potential customer distribution channels, there is no assurance that any benefit will result form such activities. The Company will not receive any operating revenues until the commencement of operations, but will continue to incur expenses until then.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.


Start-Up Costs

Statement of Position 98-5 ("SOP 98-5"). "Reporting on the Costs of Start-Up Activities" provides guidance on the financial reporting of start-up costs and organization costs to be expended as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the company's financial statements.


Loss Per Share

Net loss per share is provided in accordance with financial Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic Loss per share is computed by dividing losses available to common shareholders by the weighted average number of common shares outstanding during the period.

Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of June 30, 2002, the Company had no dilutive common stock equivalents such as stock options.

Policy in Regards to Issuance of Common Stock in a Non-Cash Transaction

The Company's accounting policy for issuing shares on a non-cash transactions to issue the equivalent amount of stock equal to the fair market value of the assets or services provided.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results form the net change during the year of the deferred tax assets and liabilities.


NOTE B- Stockholder's Equity:

The Company has authorized 40,000,000 shares at $.001 par value common stock. On February 21, 2002, the Company authorized and issued 200,000 shares of common stock to shareholders for services rendered.


NOTE C - Going Concern:

As shown in the accompany financial statements, the Company incurred at net loss of $200 from February 21, 2002 (date of inception) through June 30, 2002. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking a merger partner or an acquisition candidate to allow it to begin its planned operations.

NOTE D - Income Taxes

There is no provision for income taxes for the period ended June 30, 2002 due to the net loss. The Company's total deferred tax asset as of June 30, 2002 is as follows:

Net operation loss carry forward           -0-
Valuation allowance                        -0-
                                          -----
Net deferred tax asset                     -0-
                                          =====

Note E - Related Party Transactions

The company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the company are involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.


                    PART I - FINANCIAL INFORMATION continued


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

The Company was incorporated on February 21, 2002 in the State of Delaware to merge with or acquire an existing company. The company has not yet engaged in its expected operations.

RESULTS OF OPERATIONS


         The Company had no operations during this quarter.




                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         To the best knowledge of management, there are no litigation matters pending or threatened against the Company which are not in the ordinary course of business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS

         None




                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, as amended, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SOLDNET, INC.


                                       /s/  Judith Stahl
                                       -------------------------------
                                       By: Judith Stahl
                                       Its: President