Form 10QSB
period 2002-09-30
SOLDNET INC
filed 2002-11-21
CIK 1168738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB



(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

Yes      No  X


The issuer had 200,000 shares of its no par value Common Stock issued and outstanding as of September 30, 2002.

Transitional Small Business Disclosure Format (check one)

Yes      No  X

SOLDNET, INC.

INDEX

PART I. FINANCIAL INFORMATION

                                                                        PAGE NO.
    Item 1.  Financial Statements

         Unaudited Balance Sheet as of September 30, 2002                   4

         Unaudited Statements of Operations for the Three
         Months Ended September 30, 2002 and for the Period
         from February 21, 2002 (date of inception)
         to September 30, 2002                                              5

         Comparative Unaudited Statements of Cash Flows
         for the Three Months Ended September 30, 2002 and for
         the Period from February 21, 2002 (date of inception)
         to September 30, 2002                                              6

         Notes to the Unaudited Financial Statements                        7

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                  9


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                         9

         Item 2.  Changes in Securities and Use of Proceeds                10

         Item 3.  Defaults Upon Senior Securities                          10

         Item 4.  Submission of Matters to a Vote of Security Holders      10

         Item 5.  Other Information                                        10

Stockholders and Board of Directors
Soldnet, Inc.
Bloomfield Hills, MI


We have compiled the accompanying balance sheet of Soldnet, Inc. as of September 30, 2002 and the related statements of operations, statement of cash flows for the three months ended, September 30, 2002 and for the period from January 18, 2001 (date of inception) to September 30, 2002 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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



Bloomfield Hills, MI
October 28, 2002

                           SOLDNET, INC.
                           BALANCE SHEET
                           AS OF SEPTEMBER 30, 2002


                                                             September 30, 2002

CURRENT ASSETS
      CASH                                                   $                0
                                                             ------------------
TOTAL CURRENT ASSETS                                                          0

      TOTAL ASSETS                                           $                0
                                                             ==================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      ACCOUNTS PAYABLE                                       $                0
                                                             ------------------
TOTAL CURRENT LIABILITIES                                                     0

STOCKHOLDERS' EQUITY

      COMMON STOCK, 40,000,000
      SHARES AUTHORIZED AT
      PAR VALUE $.001 PER HARE,
      200,000 COMMON SHARES ISSUED
      AND OUTSTANDING                                                    200.00

      DEFICIT ACCUMULATED DURING
      DEVELOPMENT STAGE                                                 (200.00)
                                                             ------------------
TOTAL STOCKHOLDERS' EQUITY                                   $                0
                                                             ------------------
TOTAL LIABILITIES
 AND  STOCKHOLDERS EQUITY                                    $              200
                                                             ==================









                 See notes and accountant's compilation report.

                                  SOLDNET, INC.
              STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT FOR
          THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND FOR THE PERIOD
        FROM FEBRUARY 21, 2002 (DATE OF INCEPTION) TO SEPTEMBER 30, 2002


                               JULY 1, TO                   FEBRUARY 21 TO
                           SEPTEMBER 30, 2002             SEPTEMBER 30, 2002

INCOME
  REVENUE                  $                0             $                0
                           ------------------             ------------------
TOTAL INCOME               $                0             $                0
                           ==================             ==================

EXPENSES

 GENERAL AND                                0                              0
 ADMINISTRATIVE                             0                            200
                           ------------------             ------------------
TOTAL EXPENSES

NET PROFIT (LOSS)          $                0             $             (200)
                           ==================             ==================

NET PROFIT (LOSS)
  PER SHARE                $           0.0000             $           (0.001)
                           ==================             ==================














                 See notes and accountant's compilation report.

                                  SOLDNET, INC.
 STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND FOR THE PERIOD FROM FEBRUARY 21, 2002 (DATE OF INCEPTION) TO SEPTEMBER 30, 2002 FOR
  THE PERIOD FROM FEBRUARY 21, 2002 (DATE OF INCEPTION) TO SEPTEMBER 30, 2002



                                           JULY 1 TO           FEBRUARY 21 TO
                                      SEPTEMBER 30, 2002     SEPTEMBER 30, 2002

CASH FLOWS FROM
OPERATING ACTIVITIES                 $                 0     $          (200.00)
                                     -------------------     ------------------
NET LOSS                             $                 0     $          (200.00)
                                     ===================     ==================
CASH FLOWS FROM
FINANCING ACTIVITIES                 $                 0     $                0
                                     -------------------     ------------------
ISSUE COMMON STOCK                   $                 0     $          200.00
                                     -------------------     ------------------
NET INCREASE (DECREASE) TO           $                 0     $                0
CASH

CASH, BEGINNING OF PERIOD            $                 0     $                0
                                     ===================     ==================
CASH, END OF PERIOD                  $                 0     $                0
                                     ===================     ==================















                 See notes and accountant's compilation report.

                                  SOLDNET, INC.
                          Notes to Financial Statements
                            AS OF SEPTEMBER 30, 2002


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

Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of September 30, 2002, the Company had no dilutive common stock equivalents such as stock options.

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


NOTE C - Going Concern:

As shown in the accompany financial statements, the Company incurred at net loss of $200 from February 21, 2002 (date of inception) through September 30, 2002. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking a merger partner or an acquisition candidate to allow it to begin its planned operations.

NOTE D - Income Taxes

There is no provision for income taxes for the period ended September 30, 2002 due to the net loss. The Company's total deferred tax asset as of September 30, 2002 is as follows:

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