Form 10KSB
period 2002-12-31
ARTFEST INTERNATIONAL INC
filed 2005-12-29
CIK 1168738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

      (Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-49676

ARTFEST INTERNATIONAL, INC.
(Name of small business issuer in its charter)

DELAWARE	03-0390855
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Duval Street, Key West, FL  33040
(Address of Principal Executive Offices) (Zip Code)

Issuer's telephone number: 1-888-692-7833

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value 0.00001

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in the form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Issuer had revenues of $ 52,056 for the fiscal year ended December 31, 2002.

The aggregate market value of the voting stock held by non-affiliates cannot be readily determined.

As of December 21, 2005, the Registrant had 27,668,629 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I.
ITEM 1. DESCRIPTION OF BUSINESS.

Past Business Development

Soldnet, Inc., now called Artfest International, Inc. (the "Company" or “Artfest”), was incorporated on February 21, 2001, under the laws of the State of Delaware.

On November 19, 2002, Soldnet, Inc., consummated an Agreement and Plan of Reorganization (the "Agreement" or “Exchange Transaction”) with Artfest, Inc., a Delaware corporation.

Pursuant to the terms and conditions of the Agreement, Artfest, Inc. (the owners) was issued 19,685,000 shares of restricted Company common stock in exchange for 19,685,000 common shares of Artfest, Inc.

Early 2002 Business

In 2002, our Company, Soldnet, sought to engage in a corporate undertaking, including, but not limited to, selected mergers and acquisitions. Soldnet has been in the developmental stage since inception and had no operations other than issuing shares to its original shareholders. Soldnet was established to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities would be qualified for trading in the United States secondary market. The business we sought to undertake was subject to numerous risk factors, including : lack of operating history and no significant assets or financial resources. Our current business also is subject to numerous risk factors.

Soldnet intended to enter into a business combination with a target in exchange for Soldnet's securities. Management anticipated seeking out a target through solicitation including newspaper or magazine advertisements, and other methods. Soldnet entered into an agreement with Judith Stahl, former officer and Director, to supervise the search for target companies as potential candidates for a business combination. Judith Stahl received common stock of Soldnet. Soldnet had no full time employees.

The analysis of any business opportunities was undertaken by, or under the supervision of, the officer and director of Soldnet, who was not a professional business analyst. The Securities Exchange Act of 1934, as amended, required that any merger or acquisition candidate comply with certain reporting requirements, which include providing audited financial statements to be included in the reporting filings made under the Exchange Act. Soldnet determined not to acquire or merge with any company without audited financial statements or able to supply them within the required period of time after closing of the proposed transaction. While the intentions were pursued, our Company was unable to timely comply with the requirements of reporting, including financial statement disclosures. Soldnet had no properties at that time and had no agreements to acquire any properties. Soldnet used the offices of management at no cost to Soldnet. Mrs. Stahl was the controlling shareholder, sole director and officer and served as a marketing and consulting person for the Company.

Current Status-Summary

The Company is deficient in its filings with the U.S. Securities and Exchange Commission (“SEC”). The current goal of Management is to update the SEC filings. The Company is in the process of completing necessary audits and reports, with the assistance of professionals, including accountants and lawyers. At the same time, the Company intends to continue to operate existing businesses and expand, while it does need and is seeking additional capital to meet cash flow requirements.

Artfest operates two retail store locations and seeks to expand its outlets and is developing a plan to provide sales, marketing, financial and e-commerce systems to the industries of, and buyers of, Arts, Antiques, Collectibles and Luxury Goods.

Current Business Plans and Pursuits

The current business plan, in summary, is to complete a process of bringing the Company into compliance with state and Federal filing requirements, such as the SEC, and then to take steps for the common stock to commence trading. Also, we see the need to maintain operations at our two retail locations while making efforts to expand our stores, called galleries, and develop an e-commerce or “internet” based business.

The Company remains focused on developing processes to further enhance efficiencies as well as expediting corporate compliance. We are also currently seeking additional employees and consultants, and have made changes this past year in this regard. We require more capital to undertake our plans. We may restructure our Management with new members.

As discussed above, our business plan is also tied into the need for capital besides cash flow. We continue to modify plans and efforts to raise capital to help fund our various operations until we reach, if possible, the position of being able to self finance from cash flow.

One of the first major efforts, following regulatory compliance tasks, specifically updating our SEC filings, will be to establish relations with investment bankers and brokers. Trips may be made to New York and from New York possibly overseas to London for this purpose and though we have had minimal discussions with persons and companies relating to this, we plan more discussions and trips during the year of 2006.

We are also looking at venture capital opportunities and joint ventures, and similar transactions. We plan to strive to keep investors and the market informed about Company happenings by future press releases, updating our web site and periodic President letters.

Need for Capital and Risks

We are subject to many risks, most important being the risk we may not achieve the necessary level of capital to operate and maintain our business long term.

We have, as of December, 2005, confirmed terms on a loan and related arrangements. We may experience additional funding from this source, no guarantee, but also are subject to restrictions on obtaining other funding, and undertaking both corporate level and operational level actions while the agreement is in place.

See, Loan Obligation and Management Restructuring.

Galleries

We operate two retail gallery locations.

They are located at:

Gallery in Key West, FL:

800 Duval Street

Key West, FL  33040

Gallery in Grand Rapids, MI:

Picasso Joe's The Gallery

3655 28th Street

Suite 3-H

Grand Rapids, MI  49512

These locations are subject to typical retail business issues including product pricing, return policies, employee staffing and turnover, landlord relations, decline or increase in sales due to seasonality (both stores experience, in general, higher sales during December and the summer time, as compared to other times during the year).

Competition and Markets

The retail business is highly competitive in all of its phases, with competition from local and national competitors, many of which have substantially greater technical and financial resources.

Definitions

ITEM 2. DESCRIPTION OF PROPERTY.
We do not own real estate. We lease two locations, where our retail stores are located, and these are considered on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS.
The Company is not a party to any legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock is not traded on any exchange.

Holders of Common Equity

As of December 21, 2005, we had approximately 142 shareholders of record of our common stock.

Dividends

We have not declared or paid a cash dividend to stockholders since we were originally organized. The Board of Directors presently intends to direct the Company to retain any earnings to finance operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon earnings, capital requirements and other factors.

General Information

All of the above noted securities were issued directly by the Company, and no commissions or fees were paid in connection with any of these transactions. The transactions were private, and the Company endeavored to comply both with Regulation D, and also Section 4(2) of the Securities Act of 1933, as amended, as exemption(s) from registration. The Company gave the purchasers the opportunity to ask questions and receive answers concerning the terms and conditions of the transactions and to obtain any additional information which the Company possessed or could acquire; the Company advised the purchasers of the limitations on resale, and neither the Company nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and the Company exercised reasonable care to assure that the purchasers of the securities are not underwriters and were “accredited investors” under Regulation D and/or sophisticated investors.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation

Our current plan, in summary, is focused primarily on corporate and securities law considerations in completing a process of updating filings with both applicable state and Federal agencies, as needed, including the SEC, and related efforts. Management believes the success of the business, potential in the future, needs a stable foundation as a public company. The first part is compliance with laws and regulations, primarily updating and keeping current filings with the SEC, and next establishing the business as a “trading” entity upon some stock exchange or similar trading medium. At the same time, it is important to continue core business pursuits, such as operational improvements, and become a profitable business. We believe at least $500,000 is needed to continue for a period of approximately 12 months, not undertaking any material transaction, which would require even more funding. We anticipate obtaining funding to address cash flow needs through private placements, loans and similar matters. Our plan is subject to many risks. No assurance of success can be given. We are subject to many risks. We have, as of December, 2005, confirmed terms on a loan and related arrangements. We may experience additional funding from this source, no guarantee, but also are subject to restrictions on obtaining other funding, and undertaking both corporate level and operations level actions while the agreement is in place. See, Loan Obligation and Management Restructuring.

Critical Accounting Policies

None

Equity Securities Sold Without Registration

The following securities of our Company were sold without registration for the periods indicated:

Period	Shares Issued	Purpose	Amount Received

Q1 2002	200,000	Original incorporation	$200
Q2 2002	19,685,000	Artfest reverse merger	$197
Q3 2002	-	Capital contribution	$51,000
Q4 2002	(200,000)	Dissolution of Soldnet, Inc.	-$200

Q1 2003	-	-	-
Q2 2003	147,000	Capital contribution	$70,100
Q3 2003	2,155,500	Gifts / Services	-
	-	Capital contribution	$8,000
Q4 2003	100,000	Consulting services	-

Q1 2004	*	*	*
Q2 2004	495,000	Gifts / Services	-
	-	Capital contribution	$14,691
Q3 2004	2,764,700	Gifts / Services	-
	-	Capital contribution	$700
Q4 2004	-	Capital contribution	$30,000
	121,429	Gifts / Services	-

Q1 2005	*	*	*
Q2 2005	*	*	*
Q3 2005	100,000	Capital contribution	$50,000
Q4 2005	**	**	**

* - Indicates that there was no stock activity during the respective quarter.
**- Indicates that there was no stock activity during Q4, 2005 as of date of filing.

Results of Operations

(a) Revenues

Operating revenues for the 10 months ended December 31, 2002 were $ 52,056 with an operating loss of $ 108,357.

(b) Costs and Expenses

Cost of Revenue: Our cost of revenue for the period June 17, 2002 ending December 31, 2002, was $129,760.

General and Administrative: Our general and administrative expenses for the period June 17, 2002 ended December 31, 2002, was $30,653.

(c) Depreciation, Depletion and Amortization

No depreciation, depletion and amortization was charged as of 12/31/02.

(e) Other Income (Expense)

No other Income (Expense) was recorded as of 12/31/02.

(f) Net Loss

Net loss from continuing operations for the period June 17, 2002 ending December 31, 2002, was $108,357.

Liquidity and Capital Resources

The Company is meeting its material obligations, though is unable to expand or incur any material obligations as part of its new direction.

The Company plans to continue to raise capital through the private placement of company stock, debt, and, eventually, through public offerings. Management intends to use the proceeds of these pursuits to first pay accountants, lawyers and others to maintain, once achieved, a current public company, and then to carry out its business plan and ultimately achieve profitable operations.

Income Tax Matters

The Company is in the process of coordination of obligations on income tax filings and payments, as applicable, based upon the advice of professionals.

Inflation

Management does not believe that inflation has had or is likely to have any significant impact on it’s operations.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. Since we are in the development stage, we have limited capital resources, insignificant revenue and a loss from operations. The appropriateness of using the going concern basis is dependent upon ability to obtain additional financing or equity capital and, ultimately, to achieve profitable operations. The uncertainty of these conditions raises substantial doubt about ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Forward Looking Statements

The foregoing Management’s Discussion and Analysis or Plan of Operation and comments elsewhere herein may contain “forward looking statements” within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, or may be amended, including statements regarding, among other items, business strategies, continued growth in markets, projections, and anticipated trends in business and the industry in which it operates. The words “believe,” “expect,” “anticipate,” “intends,” “forecast,” “project,” and similar expressions identify forward-looking statements. These forward-looking statements are based largely on expectations and are subject to a number of risks and uncertainties, certain of which are beyond control. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for products, competitive pricing pressures, changes in the market price of ingredients used in Ness’s products and the level of expenses incurred in operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. We disclaim any intent or obligation to update “forward looking statements.”

ITEM 7. FINANCIAL STATEMENTS.

ARTFEST INCORPORATED
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2002

THOMAS BAUMAN
CERTIFIED PUBLIC ACCOUNTANT
4 SCHAEFFER STREET
HUNTINGTON STATION, NY 11746
Telephone (631) 427-4789 Fax (631) 424-3649

To the Board of Directors and Stockholders
Artfest, Inc.

INDEPENDENT AUDITOR’S REPORT

I have audited the accompanying balance sheet of Artfest, Inc. (A Development Stage Company) as of December 31, 2002 and the related Statements of Operations, Stockholders’ Equity, and Cash Flows for the period June 17, 2002 (Date of Inception) to December 31, 2002. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted the audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Artfest, Inc. (A Development Stage Company) as of December 31, 2002 and the results of its operations and cash flows for the period June 17, 2002 (Date of Inception) to December 31, 2002, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited operations and has not commenced planned principle operations. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management’s plan regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Thomas Bauman, C.P.A.

March 21, 2003	By:	/s/ Thomas Bauman, C.P.A.
Thomas Bauman, C.P.A.

ARTFEST INCORPORATED
(A Development Stage Company)
BALANCE SHEET
DECEMBER 31, 2002

ASSETS

Current Assets:

Cash (Note 2)	$40
Loan Receivable (Notes 5 & 8)	50,000

Total Current Assets	$50,040

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts Payable	$107,200

Total Current Liabilities	$107,200

Stockholders’ Equity:

Common Stock - $.00001 par value - 25,000,000
shares authorized, 19,685,000 shares
issued and outstanding	197
Additional Paid-in Capital	51,000
(Deficit) accumulated during developmental stage	(108,357)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,040

See accompanying notes to financial statements
See Accountant’s Audit Report

ARTFEST INCORPORATED
(A Development Stage Company)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
For the period June17, 2002 (date of inception) to December 31, 2002

Revenues		$52,056

Cost of Revenue:		129,760

(Deficit) Accumulated During Development Stage		(77,704)

General and Administrative		30,653

Net (Loss)	$	(108,357)

Weighted average number of common shares
outstanding - basic and fully diluted		19,685,000

Net (Loss) per share - basic and fully diluted		$(0.00)

See accompanying notes to financial statements.
See Accountant’s Audit Report

ARTFEST INCORPORATED
( A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the period June 17, 2002 (date of inception) to December 31, 2002

				(Deficit)
				Accumulated
	Common Stock		Additional	During	Total
			Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

June 2002
Issued for Cash	19,685,000	$197	$	$	$197
Contributed Capital			50,000		50,000

July 2002
Contributed Capital			1,000		1,000

Net (loss)
June 17, 2002
(Inception) to
December 31, 2002				(108,357)	(108,357)

Balance December 31, 2002	19,685,000	$197	$51,000	$(108,357)	$ (57,160)

See accompanying notes to financial statements.
See Accountant’s Report

ARTFEST INCORPORATED
( A Development Stage Company)
STATEMENT OF CASH FLOWS
For the period June 17, 2002 (date of inception) to December 31, 2002

Cash Flows from Operating Activities:
Net (loss)	$	(108,357)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Increase in loan receivable		(50,000)
Increase in accounts payable		107,200

Net Cash (Used) By Operating Activities		(51,157)

Cash Flows from investing activities:		-0-

Cash Flows From Financing Activities:

Issuance of Common Stock		197
Increase in contributed capital		51,000

Net Cash Provided by Financing Activities		51,197

Net Increase in Cash		40

Cash at Beginning of Period		-0-

Cash at End of Period		$40

See accompanying notes to financial statements
See Accountant’s Audit Report

ARTFEST INCORPORATED
(A Development Stage Company)
Notes

Note 1 - History and organization of the company

The Company was organized June 17, 2002 (Date of Inception) under the laws of the state of Delaware, as Artfest Incorporated. The Company has limited operations and in accordance with SFAS # 7, the Company is considered a development stage company.

Note 2 - Accounting policies and procedures

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2002.

Fixed Assets
Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:
Computer equipment	3 years
Office equipment	4 years

The Company had no property and equipment as of December 31, 2002.

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2002.

Revenue recognition
The Company recognizes revenue and gains when earned and related costs of sales and expenses when incurred.

Advertising costs
The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, or general and administrative expenses in 2002.

ARTFEST INCORPORATED
(A Development Stage Company)
Notes

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2002.

Reporting on the costs of start-up activities
Statement of Position 98-5 (SOP 98-5), “Reporting on the Costs of Start-Up Activities”, which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP-98, there has been little or no effect on the Company’s financial statements.

Estimates
The preparation of financial statements in coformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximated fair values or they are payable on demand.

Income Taxes
Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable on the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

ARTFEST INCORPORATED
(A Development Stage Company)
Notes

Segment reporting
The Company follows Statement of Financial Accounting Standards No. 130, “Disclosures About Segments of an Enterprise and Related Information”. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends
The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Recent pronouncements
In June 2001, SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”, were issued. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, and that identifiable intangible assets acquired in a business combination be recognized as an asset apart from goodwill if they meet certain criteria. The impact of the adoption of SFAS No. 141 on our reported operating results, financial position and existing financial statement disclosure is not expected to be material.

SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill and indefinite-lived intangible assets, including that acquired before initial application of the standard, will not be amortized but will be tested for impairment at least annually. The new standard is effective for fiscal years beginning after December 15, 2001. The impact of the adoption of SFAS No. 142 on our reported operating results, financial position and existing financial statement disclosure is not expected to be material.

In July 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations”, was issued which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The impact of the adoption of SFAS No. 143 on the Company’s reported operating results, financial position and existing financial statement disclosure is not expected to be material.

ARTFEST INCORPORATED
(Aa Development Stage Company)
Notes

In August 2001, SFAS No. 144, “Accounting for the Impairment of Disposal of Long-lived Assets”, was issued. This statement addresses the financial accounting and reporting for the impairment of disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how results of a discontinued operation are to be measured and presented. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The impact of the adoption of SFAS No. 144 on our reported operating results, financial position and existing financial statement disclosure is not expected to be material.

Stock-Based Compensation
The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, “Accounting for Stock-Based Compensation”. Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123.

Year end
The Company has adopted December 31 as its fiscal year end.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $108,357 for the period from June 17, 2002 (inception) to December 31, 2002. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 4 - Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS No. 109), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Defferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

ARTFEST INCORPORATED
(A Development Stage Company)
Notes

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to Income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S. federal statutory rate	(34.0%)

Valuation reserve	34.0%

Total	-%

As of December 31, 2002, the Company has a net operating loss carryforward of approximately $108,357 respectively, for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2022.

Note 5 - Loan Receivable

On June 23, 2002, the Company loaned $50,000 to an affiliated company. The note is due upon demand and bears no interest rate. (See related party transactions).

Note 6 - Stockholders’ Equity

The Company is currently authorized to issue 25,000,000 shares of its $0.00001 par value common stock.

On June 17, 2002, the Company issued 19,685,000 shares of its $0.00001 par value common stock as founders’ shares for cash. Ten million of these shares were issued to the Chief Operating Officer of the Company.

There have been no other issuances of common stock.

Note 7 - Warrants and options

As of December 31, 2002, there were no warrants or options outstanding to acquire any additional shares of common stock.

ARTFEST INCORPORATED
(A Development Stage Company)
Notes

Note 8 - Related party transactions

On June 23, 2002, the Company loaned $50,000 to an affiliated company. The note is due upon demand and bears no interest rate. (See Note 5)

The loan is to a company who’s principle owner, Joseph Walsh, is also the principle owner, Chief Operating Officer, Treasurer, and Chairman of the Board of the Company.

On July 9, 2002, the Chief Operating Officer of the Company donated capital of $1,000.

Office space and services are provided without charge by the Chief Operating Officer. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

The officers and directors of the Company are involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8a CONTROLS AND PROCEDURES.

We have made efforts to complete an evaluation of our controls, performed under the supervision and with the participation of the Company’s management, and this included consideration of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. We have been deficient in meeting filing requirements and related accounting demands. We are very focused on correcting these concerns and maintaining new controls. Based on that evaluation, Management concluded the Company’s disclosure controls and procedures need to be improved. An accounting person may employed. There has been significant changes in the past approximately 24 months which we are focused upon correcting and avoiding in future operations.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

The names, ages, and certain information as to the Directors and executive officers are set forth below. The Directors named below will serve until the next annual meeting of stockholders and until their successors are duly elected and have qualified or until they are sooner removed or resign. Officers will hold their positions at the will of the Board of Directors, absent any employment agreement, of which none currently exist. There are no family relationships between the Directors and officers. See the discussion concerning, Loan Obligation and Management Restructuring.

Current: The following sets forth information on the current officers and Directors of the Company:

 PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR

 Joseph Walsh

Mr. Walsh, age 52, has been the President and Chief Executive Officer of the Company since the formation of the Company in 2002.  Mr. Walsh has a background in advertising and marketing as well as extensive technical and management experience, with concentration in the electronics field, including graphical and video production and various forms of electronic communications. From 1991 to 1993 he served as Chief Executive Officer at The Falcon Group, Inc., where he managed the world’s largest multimedia contract up to that time, with EDS and the United States Postal Service. In 1993 Mr. Walsh founded Resource Finance Group, Inc., which manufactured private label personal computers labeled as iMedia. Under his direction the company introduced an innovative video computer system to serve as a turnkey medical information processor and product distribution system for doctors’ offices and nursing homes. Since 1996 Mr. Walsh has been CEO of Epoch Resources, Inc., which produced high end video and graphics products. At his own advertising agency, Mr. Walsh directed the sales, marketing, and creative services for the development of television programs, which led to the creation of his own video facility with complete computer graphics, animation, and digital video. He developed his first fullmotion multimedia kiosk, which was followed by other multimedia applications, such as the Postal Buddy project for EDS and the U. S. Postal Service, for which he designed the man-to-machine interface and the specialized digital video enhanced CPU that made it operate. Mr. Walsh is responsible for our overall direction. He brings to us a wide range of successful sales and marketing experience, along with expertise in the key technical disciplines that drive our corporation: graphics, video, and multimedia. Much of our innovative spirit stems from his energy and creativity. The idea of an efficient, universal distribution system, based on the Internet, grew out of his desire to find a way to consolidate the highly fragmented arts, antiques, and collectibles industry and provide it with a safe, reliable, universal transactional tool.

Roger Bergman

Mr. Bergman, age 61, has been a Director since the formation of the Company in 2002. He is the president of Borr’s Bootery, Inc. and has been the sole owner of this chain of retail shoe stores since 1966. Mr. Bergman is presently the Mayor of Grand Haven, Michigan and served as city councilmen and chairman of the business development board.

Scott Dyk

Mr. Dyk, age 36, has been a Director since the formation of the Company in 2002. He is employed by Jost International, Grand Haven, MI, a product manufacturing company, as a controller since October, 2001. He has a Bachelors of Science degree in Electrical Engineering, Calvin College, MI, 1994.

The following supplies summary information, current as of February, 2002 when reported to the SEC, as to the past Management of the Company prior to the Exchange Transaction. Mrs. Stahl served until November, 2002:

The Company had one Director and Officer as follows:

Name	Age	Positions and Offices Held

Judith Stahl	36	President, Secretary, Director
4719 Quarton Rd
Bloomfield Hills, MI 48301

Mrs. Stahl graduated from the University of Western Ontario with a B.S. in Office Management Studies. From 1987 through 1990 she worked as a political strategist and speech writer in Canada. From 1990 though 1992 Mrs. Stahl worked as a Marketing and Advertising Coordinator. Since 1992 she has worked as a Independent Business Consultant.

Loan Obligation and Management Restructuring

In December, 2005, the Company entered into a Loan Agreement and signed a Promissory Note and related items supplying the “Creditor, “ with rights concerning repayment of the loan and providing for conditions on the Company as to operations and possible future changes in Management. The Creditor may designate new members to the Board of Directors and also replace the current President and Chief Executive Officer of our Company. The following summarizes certain of the applicable provisions:

From time to time the Secured Party has made or may, in its absolute discretion, further make loans (the “Loans”) to the Company, as advances to the Company or to others on behalf of the Company and the Secured Party is entitled to, among other things, (i) to have such Loans reflected under a promissory note or notes executed on, before or following this date (the “Promissory Notes”), (ii) security interests in all assets and proceeds of the Company and its business, and also (iii) related representations and promises from the Company and affiliated parties; and the Company has agreed to execute and deliver to the Secured Party this Agreement, and exhibits, for the benefit of the Secured Party and to grant to it a first priority security interest in all property and proceeds of Company to secure the prompt payment, performance and discharge in full of all of Company’s obligations under the Promissory Notes.

The security interest covers all tangible and intangible personal property, including but not limited to furniture, furnishings, fixtures, accounts receivable, cash, software, customer lists, all art, valuable items, collectable items and luxury items in stock or on loan, customer data, and all agreements in the favor of the Company with other companies and individuals, etc. At the request of the Secured Party, the Company will sign and deliver to the Secured Party at any time or from time to time one or more financing statements pursuant to the UCC (or any other applicable statute) in form reasonably satisfactory to the Secured Party and will pay the cost of filing the same in all public offices wherever filing is, or is deemed by the Secured Party to be, necessary or desirable to effect the rights and obligations provided for herein.

So long as the Company shall have any obligation under the Promissory Notes, the Company shall not without the Secured Party’s written consent (a) pay, declare or set apart for such payment, any dividend or other distribution (whether in cash, property or other securities) on shares of capital stock other than dividends on shares of Common Stock solely in the form of additional shares of Common Stock or (b) directly or indirectly or through any subsidiary make any other payment or distribution in respect of its capital stock. So long as the Company shall have any obligation under the Promissory Notes, the Company shall not without the Secured Party’s written consent, redeem, repurchase or otherwise acquire (whether for cash or in exchange for property or other securities or otherwise) in any one transaction or series of related transactions any shares of capital stock of the Company or any warrants, rights or options to purchase or acquire any such shares. So long as the Company shall have any obligation under the Promissory Notes, the Company shall not, without the Secured Party’s written consent, create, incur, assume or suffer to exist any liability for borrowed money, except (a) borrowings in existence or committed on the date hereof and of which the Company has informed Secured Party in writing prior to the date hereof, (b) indebtedness to trade creditors or financial institutions incurred in the ordinary course of business or (c) borrowings, the proceeds of which shall be used to repay the Promissory Notes. So long as the Company shall have any obligation under the Promissory Notes, the Company shall not, without the Secured Party’s written consent, sell, lease or otherwise dispose of any significant portion of its assets outside the ordinary course of business. Any consent to the disposition of any assets may be conditioned on a specified use of the proceeds of disposition. So long as the Company shall have any obligation under the Promissory Notes, the Company shall not, without the Secured Party’s written consent, lend money, give credit or make advances to any person, firm, joint venture or corporation, including, without limitation, officers, directors, employees, subsidiaries and affiliates of the Company, except loans, credits or advances (a) in existence or committed on the date hereof and which the Company has informed Secured Party in writing prior to the date hereof, (b) made in the ordinary course of business or (c) not in excess of $500.

As to Board of Director and shareholder and related actions: i. General Actions. The Company shall provide the Secured Party with prior notification, in writing at least 10 days prior, of any meeting of the Company’s shareholders and/or Board of Directors supplying Secured Party with details of the purposes of such events. The Company agrees not to allow any action, at such event, other than stated in the notice. ii. Actions Without Meetings. No action by the Board of Directors or shareholders, by written consent in lieu of a meeting, shall be valid until 10 days after a complete copy of said document is delivered to Secured Party. iii. Material Actions. In the event of the Company determination to take any of the following actions: determining owners who are entitled to receive payment of any dividend or other distribution, any right to subscribe for, purchase or otherwise acquire (including by way of merger, consolidation, reclassification or recapitalization) any share of any class or any other securities or property, or to receive any other right, or for the purpose of determining shareholders who are entitled to vote in connection with any proposed sale, lease or conveyance of all or substantially all of the assets of the Company or any proposed liquidation, dissolution or winding up of the Company or similar event, the determination to sue any person or firm, the determination to issue any shares of common stock in one or related transactions equal to 10% or more of the Company, or other material corporate events, the Company shall deliver a more detailed notice to the Secured Party, at least 20 days prior to the record date specified therein (or 20 days prior to the consummation of the transaction or event, whichever is earlier).

The Company further agreed that during the term of this Agreement and for a period of two years after any termination it shall:

a. do all it can to be in complete compliance with all laws and regulations;

b. utilize a bona fide transfer agent to handle the transfer and disposition of the securities;

c. maintain appropriate financial and internal controls, financial reporting, and other legally required reporting;

d. not comment on the Secured Party or any affiliate in any adverse or negative manner waiving all “first amendment” and other defenses;

e. properly communicate with owners of the securities of the Company in a manner equal to all owners;

f. utilize all proceeds from this Agreement to the benefit of the Company in good faith as directed by its Management in compliance with law with the first priority to pay its accountants, lawyers, and any governmental requirements as a compliant business;

g. undertake sale of any securities equal to 20% or more of the class in any one or series of related transactions during any six month period, sale, outside the ordinary course of business, of 20% or more of the assets, make a dividend, or similar action as to the Company assets, or any securities, unless adequate and reasonable steps are taken to protect and benefit the owners of the shares of common stock of the Company and the Secured Party and other requirements applicable are fully complied with but never shall such action be taken outside the ordinary course of business.

The following shall also apply: a. the Company shall take all necessary legal action to update all Federal and state filings, as in the case of annual reports with the SEC, and such action shall be as prompt as possible; b. the Company agrees, as does Joseph Walsh (“Joe”), that upon the Company filing it’s annual reports on Form 10-KSB with the SEC for the years ended December 31, 2003 and 2004, then by resignation and appointment, the Company shall cause the following changes to take place: -Joe will cease to be President and C.E.O., no longer being an officer, but will become Chairperson of the Company to serve for such time as he determines, but at least until the Company has filed all necessary reports up to and including the year 2005; -a new President and C.E.O. will be appointed, someone nominated or suggested by Secured Party, and such person will be vested and appointed by the Board of the Company immediately at that time, the only exception being if the person has some material defect which makes a reasonable person reasonably conclude the person should not become President, and this is set out by the Company in writing to the Secured Party prior to appointment, another person will be presented by the Secured Party; and -the Board of Directors will be reconstituted to be a majority of persons nominated or suggested by the Secured Party, so that the current Directors may resign, or remain, and additional people will be added or take the positions of the current Directors, as long as the majority are persons nominated or suggested by the Secured Party (it is anticipated and agreed, with Joe’s termination as officers, discussed above, that the current Board will resign at the same time appointing replacements presented by Secured Party, for one, two or the three current positions, as Secured Party determines).; and c. the parties agree that from time to time the debt reflected by the loan, including the principal and interest, may be converted into shares of common stock at such valuation and upon such terms, including conversion, only if and as mutually agreed to between the Company and Secured Party in writing.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires Directors, certain officers and persons holding 10% or more of the common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of common stock with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

						Long-term compensation
		Annual compensation				Awards		Payouts
Name and principal position	Year	Salary	Bonus	Other annual compen- sation	Restricted stock award(s)	Securities under- lying options/ SARs	LTIP payouts	All other compen- sation
		($)	($)	($)	($)	(#)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Joseph Walsh	2002	0	0	0	0	0	0	0
President and CEO

Roger Bergman	2002	0	0	0	0	0	0	0
Director

Scott Dyk	2002	0	0	0	0	0	0	0
Director
								0

Other Compensation

(a)     There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees.
(b)     No remuneration is contracted to be paid in the future directly or indirectly to any officer or director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of shares of common stock as of December 21, 2005 by (i) all stockholders known to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all Directors and executive officers, individually and as a group:

Title of Class(4)		Name and Address of Beneficial Owner (1)(5)	Amount of Beneficial Ownership	Percent of Class (2)(3)
Common	2,3,4	Joseph Walsh
Stock		800 Duval Street, Key West, FL 33040	15,859,000	43.7%

Common	2	Roger Bergman
Stock		800 Duval Street, Key West, FL 33040	100,000.2%

Common	2	Scott Dyk
Stock		800 Duval Street, Key West, FL 33040	100,000.2%

Common	2,3	Shares of all Directors and
Stock		executive officers as a group	16,059,000	44%
		(3 persons)

(1)	Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, to our knowledge.

(2)	Director

(3)	Executive Officer

(4)	These shares do not include shares held by family members of Mr. Walsh, which total 410,000 shares.

(5)
The table identifies ownership on a current basis, as of the date indicated, not considering ownership as of the prior fiscal period. Previously, prior to the Exchange Transaction, the ownership of the Company was as follows: Judith Stahl, 200,000,100%, 719 Quarton Rd
Bloomfield Hills, MI 48301.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company entered into a Loan Agreement and executed related items. See Loan Obligation and Management Restructuring. These terms supply the creditor with an ability to appoint persons to the Management of the Company. While it is the position of the creditor that it is not an affiliate, the existence of the agreement and the potential actions may be considered to impact on the relationship of the Company, Management and others.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

EXHIBIT INDEX

Number	Description
3.1 3.2 3.3	Articles of Incorporation [1] Articles of Amendment of the Articles of Incorporation, attached Bylaws [1]
10.1 10.2	Agreement and Plan of Reorganization, Soldnet, Inc. and Artfest, Inc., [2] Loan Agreement (form) with Promissory Note (form), December, 2005, attached
31.1 31.2 32
Certification pursant to section 302 of the Sarbanes - Oxley Act of 2002

Certification pursant to section 302 of the Sarbanes - Oxley Act of 2002

Certification of Officer pursant to section 906 of the Sarbanes - Oxley Act of 2002

[1] Incorporated by reference to the Company’s filed Form 10SB with the SEC, February, 2002.
[2] Incorporated by reference to the Company’s filed Form 8K with the SEC, November, 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees paid to the principal accountant for the audit of the financial statements for the year ended December 31, 2002, were $ 11,000.

The aggregate fees paid to the principal accountant for the audit of the financial statements for the year ended December 31, 2003, were $ 11,000.

The aggregate fees paid to the principal accountant for the audit of the financial statements for the year ended December 31, 2004, were $ 11,000.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Audit Committee Fee

None.

Hours By Others

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Artfest International, Inc.

Dated: December 29, 2005	By:	/s/ Joseph Walsh,
Joseph Walsh,
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph Walsh Joseph Walsh /s/ Roger Bergman Roger Bergman /s/ Scott Dyk Scott Dyk	President(principal executive officer), Treasurer (principal financial officer) /Director Director Director	December 29, 2005 December 29, 2005 December 29, 2005