Form 10QSB
period 2003-03-31
ARTFEST INTERNATIONAL INC
filed 2005-12-29
CIK 1168738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-49676

ARTFEST INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	03-0390855
(State or jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

800 Duval Street, Key West, FL	33040
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number: 1-888-692-7833

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X]

As of December 21, 2005, the Registrant had 27,688,629 shares of common stock outstanding.

Transitional Small Business Disclosure Format(Check one): Yes [ ] No [X]

PART I INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Table of Contents

Artfest International Incorporated
(a Development Stage Company)

Balance Sheet
as of
March 31, 2003
	For the Three Months ended March 31,
	2003	2002
ASSETS
Current Assets:
Cash	$0		$0
Loan Receivable (Notes 5 & 8)	50,000		0

Total Current Assets	50,000		0

Property and Equipment, at cost less accumulated depreciation	27,802		0

TOTAL ASSETS	$77,802	$

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$107,903		$0
Loans Payable (Note 9)	17,825		0

Total Current Liabilities	125,728		0

Long Term Liabilities:
Note Payable - Auto (Note 10)	29,059		0

TOTAL LIABILITIES	154,787		0

Stockholders' Equity:
Common Stock - $.00001 par value - 40,000,000
shares authorized, 19,685,000 and 200,000
shares issued and outstanding at March 31, 2003 and 2002, respectively	197		0
Additional Paid-in Capital	51,000		200
(Deficit) accumulated during developmental stage	(128,182)		(200)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$77,802		$0

Financial Table of Contents
Artfest International Incorporated
(a Development Stage Company)

Statement of Operations
as of
March 31, 2003

	For the three
	Months ended

	2003	2002

Revenues	$5,410	$0

Cost of Revenue	15,208	0

Gross Profit (Loss)	(9,798)	0

General and Administrative	10,027	200

(Deficit) Accumulated - Development Stage	$(19,825)	(200)

Weighted average number of common shares
outstanding - basic and fully diluted	19,685,000	200,000

Net (Loss) per share - basic and fully diluted	$0	$0

Financial Table of Contents
Artfest International Incorporated
(a Development Stage Company)

Cash Flows
as of
March 31, 2003

	For the Three
	Months ended
	March 31,
	2003	2002
Cash Flows from Operating Activities:
Net (loss)	$(19,825)	$(200)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	1,915
Increase in loan receivable	0	0
Increase in accounts payable	703	0
Net Cash (Used) by Operating Activities:	(17,207)	0

Cash Flows From Investing Activities:
Purchase of Equipment	(29,717)	0
Net Cash Used by Investing Activities:	(29,717)	0

Cash Flows From Financing Activities:

Issuance of Common Stock	0	200
Increase in Loan Payable	46,884	0
Increase in contributed capital	0	0

Net Cash Provided by Financing Activities:	46,884	200

Net Increase in Cash	(40)	0

Cash at Beginning of Period	40	0

Cash at End of Period	$0	$0

Financial Table of Contents
Artfest International Incorporated
(a Development Stage Company)

Notes to Financial Statements

Note 1 - History and organization of the company

The Company was organized February 21, 2002 (Date of Inception) under the laws of the state of Delaware to operate a retailing business through its wholly-owned subsidiary. The
Company has limited operations and in accordance with SFAS# 7, the Company is considered a development stage company.

Note 2 - Accounting policies and procedures

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2003.

Fixed Assets
Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

Computer equipment	3 years
Office equipment	4 years

Property and Equipment consist of the following:
March 31, 2003
Automobile	$29,717
Less-accumulated depreciation	1,915
$27,802

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at March 31, 2003.

Revenue recognition
The Company recognized revenue and gains when earned and related costs of sales and expenses when incurred.

Financial Table of Contents

Advertising costs
The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, or general and administrative expenses in 2003 or 2002.

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards
No. 128 (SFAS # 128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of March 31, 2003 or 2002.

Reporting on the costs of start-up activities
Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities", which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP-98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP-98, there has been little or no effect on the Company's financial statements.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2003 and 2002 respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximated fair values or they are payable on demand.

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

Financial Table of Contents

Segment reporting
The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures
About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends
The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Recent pronouncements
In June 2001, SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and
Other Intangible Assets", were issued. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, and that identifiable intangible assets acquired in a business combination be recognized as an assets apart from goodwill if they meet certain criteria. The impact of the adoption of SFAS No. 141 on our reported operating results, financial position and existing financial statements disclosure is not expected to be material.

SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill and indefinite-lived intangible assets, include the acquired before initial application of the standard, will not be amortized but will be tested for impairment at least annually. The new standard is effective for fiscal years beginning after December 15, 2001. The impact of the adoption of SFAS No. 142 on our reported operating results, financial position and existing financial statement disclosure is not expected to be material.

In July 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations", was issued which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset.
SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The impact of the adoption of SFAS No. 143 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material.

Financial Table of Contents

In August 2001, SFAS No. 144, "Accounting for the Impairment of Disposal of Long-lived
Assets", was issued. This statement addresses the financial accounting and reporting for the impairment of disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how results of a discontinued operation are to be measured and presented. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The impact of the adoption of SFAS No. 144 on our reported operating results, financial position and existing financial statement disclosure is not expected to be material.

Stock-Based Compensation
The Company accounts for stock-based awards to employees in accordance with Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation". Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by
SFAS No. 123.

Year end
The Company has adopted December 31 as its fiscal year end.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $128,182 for the period from February 21, 2002 (inception) to
March 31, 2003. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.
Management has plans to seek additional capital through a public offering of its common stock.
The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount of the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 4 - Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards
No. 109, "Accounting for Income Taxes" (SFAS No. 109), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

Financial Table of Contents

The provisions for income taxes differs from the amount computed by applying the statutory federal income tax rate to Income before provision for income taxes. The source and tax effects of the differences are as follows:

U.S. federal statutory rate	34.00%

Valuation reserve	34.00%

Total	0.00%

As of March 31, 2003, the Company has a net operating loss carryforward of approximately
$128,182 for tax purposes, which will be available to offset future taxable income.
This carryforward will expire in 2023.

Note 5 - Loan Receivable

On June 23, 2002, the Company loaned $50,000 to an affiliated company. The note is due upon demand and bears no interest rate (See related party transactions).

Note 6 - Stockholders' Equity

The Company is currently authorized to issue 40,000,000 shares of its $0.00001 par value common stock.

On November 19, 2002 the Company issued 19,685,000 shares of its .00001 par value common stock as founders' shares to acquire 100% of the outstanding shares of Artfest, Inc., a Delaware Corporation for a net book value of $197. Artfest provides sales, marketing, financial and e-commerce systems to the industries of Arts, Antiques, Collectibles and
Luxury Goods. The markets are serviced by artists, dealers, galleries, and manufacturers of reproductions and luxury goods.

Note 7 - Warrants and options

As of March 31, 2003 and 2002, there were no warrants or options outstanding to acquire any additional shares of common stock.

Financial Table of Contents

Note 8 - Leases

On March 23, 2003 the Company executed a lease agreement that calls for the issuance of
Company stock to the landlord in exchange for rent. The lease will expire five years from the commencement date, which is undetermined as of March 31, 2003. The terms of the lease call for a base rent of $54,660 per year for the first two years in exchange for 1,000,000 shares of the Company's stock, and $72,880 per year for 3 through 5. The shares are transferrable at the landlord's discretion and will be tendered upon landlord's completion of leasehold improvements. The lease also calls for additional rent of 10% of gross sales in excess of $500,000 for years 1 and 2, and 5% of gross sales in excess of $1,457,600 for years 3 through 5.

Note 9 - Related party transactions

On June 23, 2002, the Company loaned $50,000 to an affiliated company. The note is due upon demand and bears no interest rate. The loan is to a company who's principle owner,
Joseph Walsh, is also the Principal owner Chief Operating Officer, Treasurer, and Chairman of the Board of the Company. (See Note 5)

Office space and services are provided without charge by the Chief Operating Officer. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

The officers and directors of the Company are involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

Note 10 - Loans Payable

On January 5, 2003, the Company purchased a 2002 Chevrolet Avalanche through GMAC for $29,717. The note calls for a term of 5 years at a rate of 5.9% beginning on
February 24, 2003 and maturing on December 24, 2007.

Financial Table of Contents
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Our current plan, in summary, as of December, 2005, is focused primarily on corporate and securities law considerations in completing a process of updating filings with both applicable state and Federal agencies, as needed, including the SEC, and related efforts. Management believes the success of the business, potential in the future, needs a stable foundation as a public company. The first part is compliance with laws and regulations, primarily updating and keeping current filings with the SEC, and next establishing the business as a “trading” entity upon some stock exchange or similar trading medium. At the same time, it is important to continue core business pursuits, such as operational improvements, and become a profitable business. We believe at least $500,000 is needed to continue for a period of approximately 12 months, not undertaking any material transaction, which would require even more funding. We anticipate obtaining funding to address cash flow needs through private placements, loans and similar matters. Our plan is subject to many risks. No assurance of success can be given. We are subject to many risks. We have, as of December, 2005, confirmed terms on a loan and related arrangements. We may experience additional funding from this source, no guarantee, but also are subject to restrictions on obtaining other funding, and undertaking both corporate level and operations level actions while the agreement is in place. See, Loan Obligation and Management Restructuring, and other information, contained in the Company Form 10-KSB report for the fiscal year ended December 31, 2002, and subsequent filings and amendments, if any.

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

ITEM 3. CONTROLS AND PROCEDURES

We have made efforts to complete an evaluation of our controls, performed under the supervision and with the participation of the Company’s management, and this included consideration of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. We have been deficient in meeting filing requirements and related accounting demands. We are very focused on correcting these concerns and maintaining new controls. Based on that evaluation, Management concluded the Company’s disclosure controls and procedures need to be improved. An accounting person may employed. There has been significant changes in which we are focused upon correcting and avoiding in future operations.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Form 8-K

In January, 2003, we filed a Form 8-K confirming that, pursuant to an affirmative vote of the majority of the issued and outstanding shares of capital stock, the Company amended its Articles of Incorporation whereby it changed its corporate name to Artfest International, Inc. We also filed a Form 8-K on February 10, 2003,stating that the Company appointed, by majority consent of the shareholders of the Company, Scott Dyk and Roger Bergman as independent directors of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artfest International, Inc.

Dated: December 29, 2005

 By: /s/ Joseph Walsh
Joseph Walsh, President
(principal executive officer)

Dated: December 29, 2005

 By: /s/ Joseph Walsh
Joseph Walsh, Treasurer
(principal financial officer)

EXHIBIT INDEX

Number	Description
3.1 3.2 3.3	Articles of Incorporation [1] Articles of Amendment of the Articles of Incorporation [3] Bylaws [1]
10.1 10.2	Agreement and Plan of Reorganization, Soldnet, Inc. and Artfest, Inc. [2] Loan Agreement (form) with Promissory Note (form), December, 2005 [3]
31.1 31.2 32.1	Certifications Sarbanes - Oxley Act of 2002 Certifications Sarbanes - Oxley Act of 2002 Certifications Sarbanes - Oxley Act of 2002

[1] Incorporated by reference to the Company’s filed Form 10SB with the SEC, February, 2002.
[2] Incorporated by reference to the Company’s filed Form 8K with the SEC, November, 2002.
[3] Incorporated by reference to the Company’s filed Form 10KSB with the SEC, for the year ended December 31, 2002.