Form 10QSB
period 2003-06-30
ARTFEST INTERNATIONAL INC
filed 2005-12-29
CIK 1168738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2003

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

Transitional Small Business Disclosure Format(Check one): Yes [ ] No [X]

PAGE NO.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	F-1

Item 2. Management's Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

Item 2. Unregistered Sales of Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

CERTIFICATIONS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Table of Contents

Artfest International Incorporated
(a Development Stage Company)

Balance Sheet
as of
June 30, 2003
	For the Six Months ended June 30,
	2003	2002
ASSETS
Current Assets:
Cash	$19,446	$0
Loan Receivable (Notes 5 & 8)	50,000	50,000

Total Current Assets	69,446	50,000

Property and Equipment, at cost less accumulated depreciation	25,888	0

TOTAL ASSETS	$95,334	$50,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$107,200	$8,500
Loans Payable (Note 9)	17,325	0

Total Current Liabilities	124,525	8,500

Long Term Liabilities:
Note Payable - Auto (Note 10)	28,237	0

TOTAL LIABILITIES	152,762	8,500

Stockholders' Equity:
Common Stock - $.00001 par value - 40,000,000
shares authorized, 19,832,000 and 19,885,000
shares issued and outstanding at June 30, 2003 and 2002, respectively	198	0
Additional Paid-in Capital	121,099	50,000
(Deficit) accumulated during developmental stage	(178,725)	(8,500)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$95,334	$50,000

Financial Table of Contents
Artfest International Incorporated
(a Development Stage Company)

Statement of Operations
as of
June 30, 2003

	For the six
	Months ended

	2003	2002

Revenues	$9,221	$0

Cost of Revenue	23,698	0

Gross Profit (Loss)	(14,477)	0

General and Administrative	55,892	(8,500)

(Deficit) Accumulated - Development Stage	$(70,369)	(8,500)

Weighted average number of common shares
outstanding - basic and fully diluted	19,832,000	19,885,000

Net (Loss) per share - basic and fully diluted	$0	$0

Financial Table of Contents
Artfest International Incorporated
(a Development Stage Company)

Cash Flows
as of
June 30, 2003

	For the Six
	Months ended
	June 30,
	2003	2002
Cash Flows from Operating Activities:
Net (loss)	$(70,369)	$(8,500)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	3,830	0
Increase in loan receivable	0	(50,000)
Increase in accounts payable	0	8,500
Net Cash (Used) by Operating Activities:	(66,539)	(50,000)

Cash Flows From Investing Activities:
Purchase of Equipment	(29,717)	0
Net Cash Used by Investing Activities:	(29,717)	0

Cash Flows From Financing Activities:

Issuance of Common Stock	1	200
Increase in Loan Payable	45,562	0
Increase in contributed capital	70,099	49,800

Net Cash Provided by Financing Activities:	115,662	50,000

Net Increase in Cash	19,406	0

Cash at Beginning of Period	40	0

Cash at End of Period	$19,446	$0

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

Note 2 - Accounting policies and procedures

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2003.

Fixed Assets
Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

Computer equipment	3 years
Office equipment	4 years

Property and Equipment consist of the following:
June 30, 2003
Automobile	$29,717
Less-accumulated depreciation	3,830
$25,888

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at June 30, 2003.

Revenue recognition
The Company recognized revenue and gains when earned and related costs of sales and expenses when incurred.

Financial Table of Contents

Advertising costs
The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, or general and administrative expenses in 2003 or 2002.

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards
No. 128 (SFAS # 128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of September 30, 2003 or 2002.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2003 and 2002 respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximated fair values or they are payable on demand.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $178,725 for the period from February 21, 2002 (inception) to
June 30, 2003. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.
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

As of June 30, 2003, the Company has a net operating loss carryforward of approximately
$178,725 for tax purposes, which will be available to offset future taxable income.
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

Note 7 - Warrants and options

As of June 30, 2003 and 2002, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

Artfest International, Inc.

Dated: December 29, 2005

By: /s/ Joseph Walsh
Joseph Walsh, President
(principal executive officer)

Dated: December 29, 2005

By: /s/ Joseph Walsh
Joseph Walsh, Treasurer
(principal financial officer)

EXHIBIT INDEX

Number	Description
3.1 3.2 3.3	Articles of Incorporation [1] Articles of Amendment of the Articles of Incorporation [3] Bylaws [1]
10.1 10.2	Agreement and Plan of Reorganization, Soldnet, Inc. and Artfest, Inc. [2] Loan Agreement (form) with Promissory Note (form), December, 2005 [3]
31.1 31.2 32	Certifications Sarbanes - Oxley Act of 2002 Certifications Sarbanes - Oxley Act of 2002 Certifications Sarbanes - Oxley Act of 2002

[1] Incorporated by reference to the Company’s filed Form 10SB with the SEC, February, 2002.
[2] Incorporated by reference to the Company’s filed Form 8K with the SEC, November, 2002.
[3] Incorporated by reference to the Company’s filed Form 10KSB with the SEC, for the year ended December 31, 2002.