Form 10QSB
period 2003-09-30
ARTFEST INTERNATIONAL INC
filed 2005-12-29
CIK 1168738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
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

PART I. FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Table of Contents

Artfest International Incorporated
(a Development Stage Company)

Balance Sheet
as of
September 30, 2003
	For the Nine Months ended September 30,
	2003	2002
ASSETS
Current Assets:
Cash	$0	$86
Loan Receivable (Notes 5 & 8)	50,000	50,000

Total Current Assets	50,000	50,086

Property and Equipment, at cost less accumulated depreciation	23,972	0

TOTAL ASSETS	$73,972	$50,086

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$111,223	$56,500
Loans Payable (Note 9)	25,325	0

Total Current Liabilities	136,548	56,500

Long Term Liabilities:
Note Payable - Auto (Note 10)	27,316	0

TOTAL LIABILITIES	163,864	56,500

Stockholders' Equity:
Common Stock - $.00001 par value - 40,000,000
shares authorized, 21,987,500 and 19,885,000
shares issued and outstanding at September 30, 2003 and 2002, respectively	198	197
Additional Paid-in Capital	129,099	51,000
(Deficit) accumulated during developmental stage	(219,189)	(57,611)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$73,972	$50,086

Financial Table of Contents
Artfest International Incorporated
(a Development Stage Company)

Statement of Operations
as of
September 30, 2003

	For the nine
	Months ended

	2003	2002

Revenues	$28,955	$0

Cost of Revenue	41,792	0

Gross Profit (Loss)	(12,837)	0

General and Administrative	97,995	57,611

(Deficit) Accumulated - Development Stage	$(110,832)	(57,611)

Weighted average number of common shares
outstanding - basic and fully diluted	21,987,500	19,885,000

Net (Loss) per share - basic and fully diluted	$0	$0

Financial Table of Contents
Artfest International Incorporated
(a Development Stage Company)

Cash Flows
as of
September 30, 2003

	For the Nine
	Months ended
	September 30,
	2003	2002
Cash Flows from Operating Activities:
Net (loss)	$(110,832)	$(57,611)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	5,745	0
Increase in loan receivable	0	(50,000)
Increase in accounts payable	4,023	56,500
Net Cash (Used) by Operating Activities:	(101,064)	(51,111)

Cash Flows From Investing Activities:
Purchase of Equipment	(29,717)	0
Net Cash Used by Investing Activities:	(29,717)	0

Cash Flows From Financing Activities:

Issuance of Common Stock	1	197
Increase in Loan Payable	52,641	0
Increase in contributed capital	78,099	51,000

Net Cash Provided by Financing Activities:	130,741	51,197

Net Increase in Cash	(40)	86

Cash at Beginning of Period	40	0

Cash at End of Period	$0	$86

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

Note 2 - Accounting policies and procedures

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2003.

Fixed Assets
Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

Computer equipment	3 years
Office equipment	4 years

Property and Equipment consist of the following:
September 30, 2003
Automobile	$29,717
Less-accumulated depreciation	5,745
$23,972

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at September 30, 2003.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2003 and 2002 respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximated fair values or they are payable on demand.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $219,189 for the period from February 21, 2002 (inception) to
September 30, 2003. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.
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

As of September 30, 2003, the Company has a net operating loss carryforward of approximately
$219,189 for tax purposes, which will be available to offset future taxable income.
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

Note 7 - Warrants and options

As of September 30, 2003 and 2002, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

Artfest International, Inc.

Dated: December 29, 2005

By: /s/ Joseph Walsh
Joseph Walsh, President
(principal executive officer)

Dated: December 29, 2005

By: /s/ Joseph Walsh
Joseph Walsh, Treasurer
(principal financial officer)

EXHIBIT INDEX

Number	Description
3.1 3.2 3.3	Articles of Incorporation [1] Articles of Amendment of the Articles of Incorporation [3] Bylaws [1]
10.1 10.2	Agreement and Plan of Reorganization, Soldnet, Inc. and Artfest, Inc. [2] Loan Agreement (form) with Promissory Note (form), December, 2005 [3]
31.2 31.2 32	Certifications Sarbanes - Oxley Act of 2002 Certifications Sarbanes - Oxley Act of 2002 Certifications Sarbanes - Oxley Act of 2002

[1] Incorporated by reference to the Company’s filed Form 10SB with the SEC, February, 2002.
[2] Incorporated by reference to the Company’s filed Form 8K with the SEC, November, 2002.
[3] Incorporated by reference to the Company’s filed Form 10KSB with the SEC, for the year ended December 31, 2002.