Form 10KSB
period 2003-12-31
ARTFEST INTERNATIONAL INC
filed 2005-12-29
CIK 1168738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

      (Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, par value 0.00001

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [ x]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in the form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X]

Issuer had revenues of $37,544 for the fiscal year ended December 31, 2003.

The aggregate market value of the voting stock held by non-affiliates cannot be readily determined.

As of December 21, 2005, the Registrant had 27,668,629 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

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

Current Status-Summary

The Company is deficient in its filings with the U.S. Securities and Exchange Commission (“SEC”). The current goal of Management is to update the SEC filings, being in the process of completing necessary audits and reports, with the assistance of professionals, including accountants and lawyers. At the same time, the Company intends to continue to operate existing businesses and expand, while it does need and is seeking additional capital to meet cash flow requirements.

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

We are focused on the need to build a company that is stable, and strong beginning at the foundation where we try to employ good people and have a compliant business structure in light of both state and Federal laws and regulations. We are also currently seeking additional employees and consultants, and have made changes this past year in this regard. We require more capital to undertake our plans. We may restructure our Management with new members.

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

Critical Accounting Policies
None

Results of Operations
(a) Revenues

Operating revenues for the 12 months ended December 31, 2003 were $37,544 with an operating loss of $129,311. Operating revenues for the year ended December 31, 2002 were $52,056. The change in the revenues was due to market conditions. The change in the operating loss was due to increased general and administrative expenses.

(b) Costs and Expenses

Costs for the twelve months ended December 31, 2003 increased by $6,442 or 4% to $166,855 as compared to $160,413 for the corresponding period ended December 31, 2002 . This increase is almost entirely due to market conditions .

General and administrative expenses of $130,873 increased the subject fiscal year by 77% compared to $30,653 for the year preceding. The increase is the result of start up activities in Grand Rapids, Michigan.

(c) Depreciation, Depletion and Amortization

Depreciation totaled $7,660 in 2003 as compared to $0 for the preceding year.  This increase is the result of the acquisition of a company automobile.
No depletion or amortization was charged during 2003 or 2002.
(e) Other Income (Expense)

No other income (expense) was recorded during 2003 or 2002.

(f) Net Loss

The company had a net loss of $129,311 for the twelve months ended December 31,2003  compared to a net loss of $108,357 for the prior year. The increase of $20,954 in net loss is the result of market conditions and increased operating costs.

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

Forward Looking Statements

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations and comments elsewhere herein may contain “forward looking statements” within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, or may be amended, including statements regarding, among other items, business strategies, continued growth in markets, projections, and anticipated trends in business and the industry in which it operates. The words “believe,” “expect,” “anticipate,” “intends,” “forecast,” “project,” and similar expressions identify forward-looking statements. These forward-looking statements are based largely on expectations and are subject to a number of risks and uncertainties, certain of which are beyond control. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for products, competitive pricing pressures, changes in the market price of ingredients used in Ness’s products and the level of expenses incurred in operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. We disclaim any intent or obligation to update “forward looking statements.”

ITEM 7. FINANCIAL STATEMENTS.

Financial statements are attached.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
Directors and Executive Officers

Current: The following sets forth information on the current officers and Directors of the Company:

 PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR

 Joseph Walsh

Mr. Walsh, age 52 , has been the President and Chief Executive Officer of the Company since the formation of the Company in 2002.  Mr. Walsh has a background in advertising and marketing as well as extensive technical and management experience, with concentration in the electronics field, including graphical and video production and various forms of electronic communications. From 1991 to 1993 he served as Chief Executive Officer at The Falcon Group, Inc., where he managed the world’s largest multimedia contract up to that time, with EDS and the United States Postal Service. In 1993 Mr. Walsh founded Resource Finance Group, Inc., which manufactured private label personal computers labeled as iMedia. Under his direction the company introduced an innovative video computer system to serve as a turnkey medical information processor and product distribution system for doctors’ offices and nursing homes. Since 1996 Mr. Walsh has been CEO of Epoch Resources, Inc., which produced high end video and graphics products. At his own advertising agency, Mr. Walsh directed the sales, marketing, and creative services for the development of television programs, which led to the creation of his own video facility with complete computer graphics, animation, and digital video. He developed his first fullmotion multimedia kiosk, which was followed by other multimedia applications, such as the Postal Buddy project for EDS and the U. S. Postal Service, for which he designed the man-to-machine interface and the specialized digital video enhanced CPU that made it operate. Mr. Walsh is responsible for our overall direction. He brings to us a wide range of successful sales and marketing experience, along with expertise in the key technical disciplines that drive our corporation: graphics, video, and multimedia. Much of our innovative spirit stems from his energy and creativity. The idea of an efficient, universal distribution system, based on the Internet, grew out of his desire to find a way to consolidate the highly fragmented arts, antiques, and collectibles industry and provide it with a safe, reliable, universal transactional tool.

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

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

						Long-term compensation
		Annual compensation				Awards		Payouts
Name and principal position	Year	Salary	Bonus	Other annual compen- sation	Restricted stock award(s)	Securities under- lying options/ SARs	LTIP payouts	All other compen- sation
		($)	($)	($)	($)	(#)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Joseph Walsh	2002	$0	$0	$0	$0	$0	$0	$0
President and CEO	2003	$0	$0	$0	$0	$0	$0	$0

Roger Bergman	2002	$0	$0	$0	$0	$0	$0	$0
Director	2003	$0	$0	$0	$0	$0	$0	$0

Scott Dyk	2002	$0	$0	$0	$0	$0	$0	$0
Director	2003	$0	$0	$0	$0	$0	$0	$0

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

(5)The table identifies ownership on a current basis, as of the date indicated, not considering ownership as of the prior fiscal period.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

EXHIBIT INDEX

Number	Description
3.1 3.2 3.3	Articles of Incorporation [1] Articles of Amendment of the Articles of Incorporation [3] Bylaws [1]
10.1 10.2	Agreement and Plan of Reorganization, Soldnet, Inc. and Artfest, Inc. [2] Loan Agreement (form) with Promissory Note (form), December, 2005 [3]
31.1 31.2 32	Certifications pursuant to Sarbanes - Oxley Act of 2002 Certifications pursuant to Sarbanes - Oxley Act of 2002 Certifications of Officers pursuant to Section 1350, of the Sarbanes - Oxley Act of 2002

[1] Incorporated by reference to the Company’s filed Form 10SB with the SEC, February, 2002.
[2] Incorporated by reference to the Company’s filed Form 8K with the SEC, November, 2002.
[3] Incorporated by reference to the Company’s filed Form 10KSB with the SEC, for the year ended December 31, 2002.

We filed a Form 8-K in November, 2002, reporting, in summary, that on November 19, 2002, SOLDNET INC., (the "Company") consummated an Agreement and Plan of Reorganization (the "Agreement") with Artfest, Inc., ("Artfest") a Delaware Corporation and the Company accepted the resignations of Judith Stahl from the Company's board of directors and any other positions held within the Company and the appointment to the Board of Artfest’s Joseph Walsh, Roger Bergman, and Scott Dyk. The board of directors appointed Joseph Walsh to serve as the President, Chairman, and Secretary of the Company.

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

Artfest International, Inc.

Date: December 29, 2005	By:	/s/ Joseph Walsh
Joseph Walsh
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Joseph Walsh Joseph Walsh /s/ Roger Bergman Roger Bergman /s/ Scott Dyk Scott Dyk	President(principal executive officer), Treasurer (principal financial officer) /Director Director Director	December 29, 2005 December 29, 2005 December 28, 2005

Artfest International Incorporated
(A Development Stage Company)

Balance Sheets
as of
December 31, 2003 and 2002

and

Statements of Operations,
Changes in Stockholders’ Equity, and
Cash Flows
for the period
February 21, 2002 (Date of Inception)
through
December 31, 2003

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2003

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEETS
DECEMBER 31,
2003 and 2002

ASSETS	2003	2002
Current Assets:
Cash (Note 2)	$0	$40
Loan Receivable (Notes 5 & 8)	50,000	50,000
Prepaid Expenses	6,498	0

Total Current Assets	56,498	5,040

Property and Equipment, at cost, less accumulated
depreciation of $7,660 (Notes 2 & 10)	22,057	0

TOTAL ASSETS	$78,555	$50,040

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:	$110,912	$107,200
Accounts Payable	7,362	0
Cash Overdraft	5,209	0
Note Payable - Current Portion ( Note 10)	43,142	0
Loans Payable (Notes 9 & 10)

Total Current Liabilities	166,625	107,200

Long Term Liabilities:
Note Payable (Note 10)	20,301	0

TOTAL LIABILITIES	186,926	107,200

Stockholders' Equity:
Common Stock - $.00001 par value - 40,000,000
shares authorized, 22,087,500 and 19,685,000
shares issued and outstanding in 2003 and	198	197
2002, respectively
Additional Paid-in Capital	129,099	51,000
(Deficit) accumulated during developmental stage	(237,668)	(108,357)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$78,555	$50,040

See accompanying notes to financial statements
See Accountant’s Review Report

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	For the		February 21, 2002
	Years ended		(Inception) to
	December 31,		December 31, 2003
	2003	2002

Revenue	$37,544	$52,056	$89,600

Cost of Revenue	35,982	129,760	165,742

Gross Profit (Loss)	1,562	(77,704)	(76,142)

General and Administrative	130,873	30,653	161,526

(Deficit) Accumulated - Development Stage	$(129,311)	$(108,357)	$(237,668)

Weighted average number of common shares
outstanding - basic and fully diluted	22,087,500	19,685,000

Net (Loss) per share - basic and full diluted	$(0.01)	$(0.01)

See accompanying notes to financial statements.
See Accountant’s Review Report

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the period February 21, 2002 (date of inception) to December 31, 2003

				(Deficit)
				Accumulated
	Common Stock		Additional	During	Total
			Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

February 2002
Issued for Cash	200,000	$200			$200

June 2002
Issued for Cash	19,685,000	$197	$	$	$197
Contributed Capital			50,000		50,000

July 2002
Contributed Capital			1,000		1,000

November 2002
Relinquished by Shareholder	(200,000)	(200)			(200)

April 2003
Issued for Cash	27,000		33,600		33,600

May 2003
Issued for Cash	120,000	1	36,499		36,500

September 2003
Gifts	2,155,500
Contributed Capital			8,000		8,000

December 2003
Gifts	100,000

Net (loss)
February 21, 2002
(Inception) to
December 31, 2003				(237,668)	(237,668)

Balance December 31, 2003	22,087,500	$198	$129,099	$(237,668)	$(108,371)

See accompanying notes to financial statements.
See Accountant’s Report

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the		February 21, 2002
	Years ended		(Inception) to
	December 31,		December 31, 2003
	2003	2002

Cash Flows from Operating Activities:
Net (loss)	$(129,311)	$(108,357)	$(237,668)

Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	7,660		7,660
(Increase) in Prepaid Expenses	(6,498)		(6,498)
Increase in accounts payable	3,712	107,200	110,912

Net Cash (Used) by Operating Activities:	(124,437)	(1,157)	(125,594)

Cash Flows From Investing Activities:

Purchase of Equipment	(29,717)	0	(29,717)

Net Cash Used by Investing Activities:	(29,717)	0	(29,717)

Cash Flows From Financing Activities:

Issuance of Common Stock	1	197	198
(Increase) in Loans Receivable	0	(50,000)	(50,000)
Increase in Loan Payable	68,652	0	68,652
Increase in contributed capital	78,099	51,000	129,099

Net Cash Provided by Financing Activities:	146,752	1,197	147,949

Net Increase (Decrease) in Cash	(7,402)	40	(7,362)

Cash at Beginning of Period	40	0	0

Cash at End of Period	$(7,362)	$40	$(7,362)

See accompanying notes to financial statements
See Accountant’s Review Report

ARTFEST INTERNATIONAL, INC.
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

Note 2 - Accounting policies and procedures

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2003 or 2002.

Fixed Assets
Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

Computer equipment	3 years
Office equipment	4 years

Property and Equipment consist of the following as of December 31, 2003 and 2002:

	2003	2002

Automobile	$29,717	0
Less-accumulated depreciation	7,660	0
	$22,057	0

Depreciation expense for the year ended December 31, 2003 was $7,660.

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2003 or 2002.

Revenue recognition
The Company recognizes revenue and gains when earned and related costs of sales and expenses when incurred.

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements

Advertising costs
The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, or general and administrative expenses in 2003 or 2002.

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2003 or 2002.

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

Estimates
The preparation of financial statements in comformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003 and 2002 respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximated fair values or they are payable on demand.

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

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements

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

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $244,983 for the period from February 21, 2002 (inception) to December 31, 2003. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements

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

As of December 31, 2003 , the Company has a net operating loss carryforward of approximately $237,668 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2023.

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

Note 7 - Warrants and options

As of December 31, 2003 and 2002, there were no warrants or options outstanding to acquire any additional shares of common stock.

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements

Note 8 - Leases

On March 23, 2003 the Company executed a lease agreement that calls for the issuance of Company stock to the landlord in exchange for rent. The lease will expire five years from the commencement date, which is undetermined as of September 30, 2003. The terms of the lease call for a base rent of $54,660 per year for the first two years, and $72,880 per year for years 3 through 5, totaling $327,960 in exchange for 500,000 shares of the Company’s stock. The shares are transferrable at the landlord’s discretion and will be tendered upon landlord’s completion of leasehold improvements. An additional 500,000 shares are to be held in escrow or brought to market at the Company’s discretion. The lease also calls for additional rent of 10% of gross sales in excess of $500,000 for years 1 and 2, and 5% of gross sales in excess of $1,457,600 for years 3 through 5.

Note 9 - Related party transactions

On June 23, 2002, the Company loaned $50,000 to an affiliated company. The note is due upon demand and bears no interest rate. The loan is to a company who’s principle owner, Joseph Walsh, is also the principle owner, Chief Operating Officer, Treasurer, and Chairman of the Board of the Company.  (See Note 5)

During the period ended June 30, 2003, the Chief Operating Officer of the Company loaned the Company $17,325. The loan is due upon demand and bears no interest rate.

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

 Note 10 - Loans Payable

During the year ended December 31, 2003, the Chief Operating Officer of the Company loaned the Company $8,557. The loan is due upon demand and bears no interest rate. During the year ended December 31, 2003, the Company signed promissory notes payable to two shareholders in the amounts of $10,000 and $24,585 respectively. The notes bear no interest rate and are payable on demand.

On January 5, 2003, the company purchased a 2002 Chevrolet Avalanche through GMAC financing for $29,717.  The note calls for a term of 5 years at a rate of 5.9% beginning on February 24, 2003, and maturing on December 24, 2007.  Currant and long-term pertions of the note payable are as follows:

	Year	Principal	Interest
	2004	$5,209	$1,286
	2005	6,363	922
	2006	6,749	537
	2007	7,189	136
Totals		$25,510	$2,881

Included in the accompanying balance sheet under the following captions:

Note Payable - Current Portion	$5,209
Note Payable - Long Term	20,301
$25,510

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements

Note 11 - Subsequent Events

On August 17, 2004 the Company executed a Confidential Private Offering Memorandum to accredited investors only. In accordance with the terms of the offering, up to 3,571,428 shares of the Company’s common stock could be sold at $0.70 per share. Prospective investors must subscribe for a minimum of 10,000 shares for $7,000. As of the report date, no investors have purchased any stock. The offering will terminate on August 31, 2005, unless extended by management.