Form 10QSB
period 2004-06-30
ARTFEST INTERNATIONAL INC
filed 2006-02-07
CIK 1168738

Artfest International Incorporated
(a Development Stage Company)

Balance Sheets
as of
June 30, 2004

and
Statements of Operations
and
Cash Flows
for the period
February 21, 2002 (Date of Inception)
through
June 30, 2004

Artfest International Incorporated
(a Development Stage Company)

Artfest International Incorporated
(a Development Stage Company)
Balance Sheets
as of
June 30, 2004
ASSETS	For the Six Months
	ended June 30,

	2004	2003
Current Assets:
Cash	$6,157	$19,446
Prepaid Expenses	6,498	0
Loan Receivable (Notes 5 & 8)	50,000	50,000
Other Assets	995	0

Total Current Assets	63,650	69,446

Property and Equipment, at cost less
accumulated depreciation	22,693	25,888

TOTAL ASSETS	$86343	$95,334

LIABILITIES AND STOCKHOLDERS' EQUITY	For the Six Months
	ended June 30,

	2004	2003
Current Liabilities:
Accounts Payable	$110,913	$107,200
Loans Payable (Notes 9 & 11)	65,436	17,325

Total Current Liabilities	176,349	124,525

Long Term Liabilities:
Note Payable - Auto (Note 10)	23,038	28,237

TOTAL LIABILITIES	199,387	152,762

Stockholders' Equity:
Common Stock - $.00001 par value - 40,000,000
shares authorized, 22,582,500 and 19,832,000
shares issued and outstanding at
March 31, 2004 and 2003, respectively	198	198
Additional Paid-in Capital	178,790	121,099
(Deficit) accumulated during developmental stage	(292,032)	(178,725)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$86,343	$95,334

Artfest International Incorporated
(a Development Stage Company)

Statement of Operations
	For the Six		February 21, 2002
	Months ended		(Inception) to
	June 30,		June 30, 2004

	2004	2003

Revenues	$30,164	$9,221	$19,764

Cost of Revenue	2,061	23,698	167,803

Gross Profit (Loss)	28,103	(14,477)	(48,039)

General and Administrative	82,467	55,892	243,993

(Deficit) Accumulated - Development Stage	$(54,364)	$(70,369)	$(292,032)

Weighted average number of common shares
outstanding - basic and fully diluted	22,582,500	19,832,000

Net (Loss) per share - basic and fully diluted	$0	$0

Artfest International Incorporated
(a Development Stage Company)

Statement of Cash Flows
	For the Six		February 21, 2002
	Months ended		(Inception) to
	June 30,		June 30, 2004

	2004	2003

Cash Flows from Operating Activities:
Net Income (Loss)	$54,364	$(70,369)	$(292,032)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	2,564	3,830	10,224
(Increase) Decrease in other assets	(995)	0	(995)
Increase in loan receivable	0	0	(50,000)
Increase (Decrease) in accounts payable	(7,362)	0	110,912
Increase in prepaid expenses	0	0	(6,498)
Net Cash (Used) by Operating Activities:	(60,157)	(66,539)	(228,389)

Cash Flows From Investing Activities:
Purchase of Equipment	(3,200)	(29,717)	(32,917)
Net Cash Used by Investing Activities:	(3,200)	(29,717)	(32,917)

	For the Six		February 21, 2002
	Months ended		(Inception) to
	June 30,		September 30, 2004

	2004	2003
Cash Flows From Financing Activities:

Issuance of Common Stock	0	1	198
Increase in loans payable	19,823	45,562	88,475
Increase in contributed capital	49,691	70,099	178,790

Net Cash Provided by Financing Activities:	69,514	115,662	267,463

Net Increase in Cash	6,157	19,406	6,157

Cash at Beginning of Period	0	40	0

Cash at End of Period	$6,157	$19,446	$6,157

Artfest International Incorporated
(a Development Stage Company)

Notes to Consolidated Financial Statements

Note 1 - History and organization of the company

The Company was organized February 21, 2002 (Date of Inception) under the laws of the state of Delaware to operate a retailing business through its wholly-owned subsidiary. The Company has limited operations and in accordance with SFAS# 7, the Company is considered a development stage company.

Note 2 - Accounting policies and procedures

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2004.

Fixed Assets
Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

Computer equipment	3 years
Automobile	5 years
Office equipment	7years

2004
Property and Equipment consist of the following:	June 30

Automobile	$29,717
Office equipment	3,200
Less-accumulated depreciation	10,224
$22,693

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at June 30, 2004.

Revenue recognition
The Company recognized revenue and gains when earned and related costs of sales and expenses when incurred.

Advertising costs
The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, or general and administrative expenses in 2004 or 2003.

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS # 128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of September 30, 2004 or 2003.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2004 and 2003 respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximated fair values or they are payable on demand.

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

In July 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations", was issued which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the elated long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The impact of the adoption of SFAS No. 143 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $292,032 for the period from February 21, 2002 (inception) to June 30, 2004. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount of the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

As of June  30, 2004, the Company has a net operating loss carryforward of approximately $292,032 for tax purposes, which will be available to offset future taxable income. This carryforward will expire in 2023.

Note 5 - Loan Receivable

On June 23, 2002, the Company loaned $50,000 to an affiliated company. The note is due pon demand and bears no interest rate (See related party transactions).

Note 6 - Stockholders' Equity

The Company is currently authorized to issue 40,000,000 shares of its $0.00001 par value common stock.

On November 19, 2002 the Company issued 19,685,000 shares of its .00001 par value common stock as founders' shares to acquire 100% of the outstanding shares of Artfest, Inc., a Delaware Corporation for a net book value of $197. Artfest provides sales, marketing, inancial and e-commerce systems to the industries of Arts, Antiques, Collectibles and Luxury Goods. The markets are serviced by artists, dealers, galleries, and manufacturers of reproductions and luxury goods.

Note 7 - Warrants and options

As of June 30, 2004 and 2003, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 - Leases

On March 23, 2003 the Company executed a lease agreement that calls for the issuance of Company stock to the landlord in exchange for rent. The lease will expire five years from the commencement date. The terms of the lease call for a base rent of $54,660 per year for he first two years in exchange for 1,000,000 shares of the Company's stock, and $72,880 per year for 3 through 5. The shares are transferrable at the landlord's discretion and will be tendered upon landlord's completion of leasehold improvements. The lease also calls for additional rent of 10% of gross sales in excess of $500.000 for years 1 and 2, and 5% of gross sales in excess of $1,457,600 for years 3 through 5.

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

Note 11 - Short term notes payable

The Company has short term notes payable to non shareholder investors in the amount of $20,000 at June 30, 2004.  The notes call for varying interest rates ranging from 1% to 8% per annum, and contain a stock payment option payable to the lender's discretion. The notes also call for a payment of 3.75% of gross sales from the Company's coffee shop revenue at its Grand Rapids, MI. mall location. Included in the accompanying balance sheet under the following captions:

Current Liabilities:		2004

		June 30,

Loans Payable - Shareholders	$	$45,436
Loans Payable - Non-Shareholders		20,000
Total Current Loans payable	$	$65,436