Form 10QSB
period 2004-09-30
ARTFEST INTERNATIONAL INC
filed 2006-02-07
CIK 1168738

Artfest International Incorporated
(a Development Stage Company)

Balance Sheets
as of
September 30, 2004

and
Statements of Operations
and
Cash Flows
for the period
February 21, 2002 (Date of Inception)
through
September 30, 2004

Artfest International Incorporated
(a Development Stage Company)

Artfest International Incorporated
(a Development Stage Company)
Balance Sheets
as of
September 30, 2004
ASSETS	For the Nine Months
	ended September 30,

	2004	2003
Current Assets:
Cash	$11,726	$0
Prepaid Expenses	6,498	0
Loan Receivable (Notes 5 & 8)	50,000	50,000
Other Assets	1,995	0

Total Current Assets	70,219	50,000

Property and Equipment, at cost less
accumulated depreciation	37,937	23,972

TOTAL ASSETS	$108,156	$73,972

LIABILITIES AND STOCKHOLDERS' EQUITY	For the Nine Months
	ended September 30,

	2004	2003
Current Liabilities:
Accounts Payable	$110,913	$111,223
Loans Payable (Notes 9 & 11)	185,537	25,325

Total Current Liabilities	296,450	136,548

Long Term Liabilities:
Note Payable - Auto (Note 10)	21,751	27,316

TOTAL LIABILITIES	318,201	163,864

Stockholders' Equity:
Common Stock - $.00001 par value - 40,000,000
shares authorized, 25,347,200 and 21,987,500
shares issued and outstanding at
September 30, 2004 and 2003, respectively	198	198
Additional Paid-in Capital	179,490	129,099
(Deficit) accumulated during developmental stage	(389,733)	(219,189)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$108,156	$73,972

Artfest International Incorporated
(a Development Stage Company)

Statement of Operations
	For the Nine		February 21, 2002
	Months ended		(Inception) to
	September 30,		September 30, 2004

	2004	2003

Revenues	$40,412	$28,955	$130,012

Cost of Revenue	9,768	41,792	175,510

Gross Profit (Loss)	30,644	(12,837)	(45,498)

General and Administrative	182,709	97,995	344,235

(Deficit) Accumulated - Development Stage	$(152,065)	$(110,832)	$(389,733)

Weighted average number of common shares
outstanding - basic and fully diluted	25,347,200	21,987,500

Net (Loss) per share - basic and fully diluted	$0	$0

Artfest International Incorporated
(a Development Stage Company)

Statement of Cash Flows
	For the Nine		February 21, 2002
	Months ended		(Inception) to
	September 30,		September 30, 2004

	2004	2003

Cash Flows from Operating Activities:
Net Income (Loss)	$(152,065)	$(110,832)	$(389,733)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	3,903	0	11,563
(Increase) Decrease in other assets	(1,995)	0	(1,995)
Increase in loan receivable	0	0	(50,000)
Increase (Decrease) in accounts payable	(7,362)	4,023	110,912
Increase in prepaid expenses	0	0	(6,498)
Net Cash (Used) by Operating Activities:	(157,519)	(101,064)	(325,751)

Cash Flows From Investing Activities:
Purchase of Equipment	(19,783)	(29,717)	(49,500)
Net Cash Used by Investing Activities:	(19,783)	(29,717)	(49,500)

	For the Nine		February 21, 2002
	Months ended		(Inception) to
	September 30,		September 30, 2004

	2004	2003
Cash Flows From Financing Activities:

Issuance of Common Stock	0	1	198
Increase in loans payable	138,637	52,641	207,289
Increase in contributed capital	50,391	78,099	179,490

Net Cash Provided by Financing Activities:	189,028	130,741	386,977

Net Increase in Cash	11,726	(40)	11,726

Cash at Beginning of Period	0	40	0

Cash at End of Period	$11,726	$0	$11,726

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

Note 2 - Accounting policies and procedures

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2004.

Fixed Assets
Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

Computer equipment	3 years
Office equipment	4 years

2004
Property and Equipment consist of the following:	September 30

Automobile	$29,717
Office equipment	14,183
Less-accumulated depreciation	11,563
$32,337

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at September 30, 2004.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2004 and 2003 respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximated fair values or they are payable on demand.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $389,733 for the period from February 21, 2002 (inception) to September 30, 2004. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount of the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

As of September 30, 2004, the Company has a net operating loss carryforward of approximately $389,733 for tax purposes, which will be available to offset future taxable income. This carryforward will expire in 2023.

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

Note 7 - Warrants and options

As of September 30, 2004 and 2003, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

Note 11 - Short term notes payable

The Company has short term notes payable to non shareholder investors in the amounts of $140,102 and $20,000 at September 30, and June 30, 2004, respectively. The notes call for varying interest rates ranging from 1% to 8% per annum, and contain a stock payment option payable to the lender's discretion. The notes also call for a payment of 3.75% of gross sales from the Company's coffee shop revenue at its Grand Rapids, MI. mall location. Included in the accompanying balance sheet under the following captions:

Current Liabilities:	2004

	September 30	June 30,

Loans Payable - Shareholders	$45,435	$45,436
Loans Payable - Non-Shareholders	140,102	20,000
Total Current Loans payable	$185,537	$65,436