Form 10KSB
period 2004-12-31
ARTFEST INTERNATIONAL INC
filed 2006-02-07
CIK 1168738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

      (Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

Issuer had revenues of $44,158 for the fiscal year ended December 31, 2004.

The aggregate market value of the voting stock held by non-affiliates cannot be readily determined.

As of  January xx, 2006 the Registrant had 27,xxx,xxx shares of common stock outstanding.

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

Holders of Common Equity

As of January 1, 2006 we had approximately 142 shareholders of record of our common stock.

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

Equity Securities Sold Without Registration

The following securities of our Company were sold without registration for the periods indicated:

Period	Shares Issued	Purpose	Amount Received
Q1 2004	*	*	*
Q2 2004	495,000	Gifts / Services	-
	-	Capital contribution	$14,691
Q3 2004	2,764,700	Gifts / Services	-
	-	Capital contribution	$700
Q4 2004	-	Capital contribution	$30,000
	121,429	Gifts / Services	-

Q1 2005	*	*	*
Q2 2005	*	*	*
Q3 2005	100,000	Capital contribution	$50,000
Q4 2005	100,000	Gifts / Services	-

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

Item 6. Management’s Discussion and Analysis or Plan of Operation

Our current plan focuses on corporate and securities law considerations and expanding our core business. Management realizes that a public company needs a stable foundation to be successful. The first part of establishing such a foundation is to be in compliance with all applicable laws and regulations and updating and being current in our filings. The Company is presently completing the process of updating filings with all applicable state and federal agencies. At the same time, it is important that the Company continue business pursuits, improve operations and become profitable.

The Company realizes that at least $500,000 dollars is needed to continue operations for the next year. The Company anticipates obtaining funding to address such cash flow needs through private placements, loans and other avenues of capital acquisition. The Company plan is subject to numerous risks and no assurance of success can be given. The Company has, as of December, 2005, confirmed terms on a loan and related financial arrangements. The Company may receive additional funding from this source, but there is no guarantee. While the loan is in force, there are restrictions placed on the Company reference obtaining funds from other sources and restrictions are in place that deal with corporate and operational level actions. See Loan Obligation and Management Restructuring.

Critical Accounting Policies

None

Results of Operations

(a) Revenues

Operating revenues for the 12 months ended December 31, 2004 were $44,158 with an operating loss of $269,027. Operating revenues for the year ended December 31, 2003 were $129,311. The change in the revenues was due to market conditions. The change in the operating loss was due to increased general and administrative expenses.

(b) Costs and Expenses

Costs for the twelve months ended December 31, 2004 increased by $146,330 or 88% to $313,185 as compared to $166,855 for the corresponding period ended December 31, 2003 . This increase is almost entirely due to the increase in general and administrative expenses (explained in detail below).

General and administrative expenses of $297,021 increased the subject fiscal year by 127% compared to $130,873 for the year preceding. The increase is primarily the result of additional legal accounting advisory and other consulting and professional services required to assist the Company with its corporate and regulatory compliance areas.

Additional expenses were also incurred with the start up of the Company’s art gallery in Key West, Florida.

(c) Depreciation, Depletion and Amortization

Depreciation totaled $6,303 in 2004 as compared to $7,660 for the preceding year. The decrease from prior year is the result of the disposal of a company automobile during 2004.  No depletion or amortization was charged during 2004 or 2003.

(e) Other Income (Expense)

No other income (expense) was recorded during 2004 or 2003.

(f) Net Loss

The company had a net loss of $269,027 for the twelve months ended December 31,2004 compared to a net loss of $129,311 for the prior year. The increase of $139,716 in net loss is the result of increased operating costs.

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

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
Directors and Executive Officers

 PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR

 Joseph Walsh

Mr. Walsh, age 52 , has been the President and Chief Executive Officer of the Company since the formation of the Company in 2002.  Mr. Walsh has a background in advertising and marketing as well as extensive technical and management experience, with concentration in the electronics field, including graphical and video production and various forms of electronic communications. From 1991 to 1993 he served as Chief Executive Officer at The Falcon Group, Inc., where he managed the world’s largest multimedia contract up to that time, with EDS and the United States Postal Service. In 1993 Mr. Walsh founded Resource Finance Group, Inc., which manufactured private label personal computers labeled as iMedia. Under his direction the company introduced an innovative video computer system to serve as a turnkey medical information processor and product distribution system for doctors’ offices and nursing homes. Since 1996 Mr. Walsh has been CEO of Epoch Resources, Inc., which produced high end video and graphics products. At his own advertising agency, Mr. Walsh directed the sales, marketing, and creative services for the development of television programs, which led to the creation of his own video facility with complete computer graphics, animation, and digital video. He developed his first full motion multimedia kiosk, which was followed by other multimedia applications, such as the Postal Buddy project for EDS and the U. S. Postal Service, for which he designed the man-to-machine interface and the specialized digital video enhanced CPU that made it operate. Mr. Walsh is responsible for our overall direction. He brings to us a wide range of successful sales and marketing experience, along with expertise in the key technical disciplines that drive our corporation: graphics, video, and multimedia. Much of our innovative spirit stems from his energy and creativity. The idea of an efficient, universal distribution system, based on the Internet, grew out of his desire to find a way to consolidate the highly fragmented arts, antiques, and collectibles industry and provide it with a safe, reliable, universal transactional tool.

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

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

						Long-term compensation
		Annual compensation				Awards		Payouts
Name and principal position	Year	Salary	Bonus	Other annual compen- sation	Restricted stock award(s)	Securities under- lying options/ SARs	LTIP payouts	All other compen- sation
		($)	($)	($)	($)	(#)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Joseph Walsh	2003	$0	$0	$0	$0	$0	$0	$0
President and CEO	2004	$0	$0	$0	$0	$0	$0	$0

Roger Bergman	2003	$0	$0	$0	$0	$0	$0	$0
Director	2004	$0	$0	$0	$0	$0	$0	$0

Scott Dyk	2003	$0	$0	$0	$0	$0	$0	$0
Director	2004	$0	$0	$0	$0	$0	$0	$0

Other Compensation

(a)     There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees.
(b)     No remuneration is contracted to be paid in the future directly or indirectly to any officer or director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of shares of common stock as of January xx, 2006 by (i) all stockholders known to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all Directors and executive officers, individually and as a group:

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

Artfest International, Inc.

Date: January xx, 2006	By:	/s/ Joseph Walsh
Joseph Walsh
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Joseph Walsh Joseph Walsh /s/ Roger Bergman Roger Bergman /s/ Scott Dyk Scott Dyk	President(principal executive officer), Treasurer (principal financial officer) /Director Director Director	January xx, 2006 January xx, 2006 January xx, 2006

Artfest International Incorporated
(A Development Stage Company)

Balance Sheets
as of
December 31, 2004 and 2003

and

Statements of Operations,
Changes in Stockholders' Equity, and
Cash Flows
for the period
February 21, 2002 (Date of Inception)
through
December 31, 2004

Financial Table of Contents
PAGE

ACCOUNTANT'S AUDIT REPORT	1

FINANCIAL STATEMENTS

Balance Sheets - December 31, 2004 and 2003	2

Statements of Operations and Accumulated Deficit
During the Development Stage	3

Statement of Changes in Stockholders' Equity	4-5

Statements of Cash Flows	6-7

Notes to Financial Statements	8-15

Artfest International, Inc.
Grand Rapids, Michigan

INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying balance sheets of Artfest International, Inc. (A Development Stage
Company) as of December 31, 2004 and 2003, and the related Statements of Operations,
Stockholders' Equity, and Cash Flows for the period February 21, 2002 (Date of Inception) to
December 31, 2004. These financial statements are the responsibility of the Company's management.
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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Artfest International, Inc. (A Development Stage Company) as of December 31,
2004 and 2003, and the results of its operations and cash flows for the period February 21, 2002
(Date of Inception) to December 31, 2004, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited operations and has not commenced planned principle operations. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern.
Management's plan regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Thomas Bauman, C.P.A.
Thomas Bauman, C.P.A.
December 15, 2005

ARTFEST INTERNATIONAL
(A Developement Stage Company)
Balance Sheet
December 31, 2004

ASSETS
	2004	2003
Current Assets:
Loan Receivable (Notes 5 & 8)	$50,000	$50,000
Prepaid Expenses	1,098	6,498

Total Current Assets	51,098	56,498

Property and Equipment, at cost, less accumulated
depreciation of $13,963 and $7,660 in 2004 and
2003, respectively (Notes 2 & 10)	31,682	22,057
Other Assets	31,095	0

TOTAL ASSETS	$113,875	$78,555

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$110,913	$110,912
Cash Overdraft	7,268	7,362
Accrued Expenses	5,849	0
Sales Tax Payable	1,828	0
Note Payable - Current Portion ( Note 10)	6,363	5,209
Loans Payable (Notes 9 & 10)	299,595	43,142

Total Current Liabilities	431,816	166,625

Long Term Liabilities:
Note Payable (Note 10)	14,066	20,301

TOTAL LIABILITIES	445,882	186,926

Stockholders' Equity:
Common Stock - $.00001 par value - 40,000,000
shares authorized, 25,468,629 and 22,087,500
shares issued and outstanding in 2004 and	198	198
2003, respectively
Additional Paid-in Capital	174,490	129,099
(Deficit) accumulated during developmental stage	(506,695)	(237,668)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$113,875	$78,555

ARTFEST INTERNATIONAL
(A Developement Stage Company)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
For the period February 21, 2002 (date of inception) to December 31, 2004

	2004	2003	2002	February 21, 2002 (Inception) to December 31, 2004

Revenue	$44,158	$37,544	$52,056	$133,758

Cost of Revenue	16,164	35,982	129,760	181,906

Gross Profit (Loss)	27,994	1,562	(77,704)	(48,148)

General and Administrative	297,021	130,873	30,653	458,547

(Deficit) Accumulated - Development Stage	$(269,027)	$(129,311)	$(108,357)	$(506,695)

Weighted average number of common shares
outstanding - basic and fully diluted	25,468,629	22,087,500	19,685,000

Net (Loss) per share - basic and full diluted	$(0.01)	$(0.01)	$(0.01)

ARTFEST INTERNATIONAL
(A Developement Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
For the period February 21, 2002 (date of inception) to December 31, 2004

				(Deficit)
				Accumulated
	Common Stock		Additional	During	Total
			Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

February 2002
Issued for Cash	200,000	$200			$200

June 2002
Issued for Cash	19,685.000	197			197
Contributed Capital			$50,000		50,000

July 2002
Contributed Capital			1,000		1,000

November 2002
Relinquished by Shareholder	(200,000)	(200)			(200)

April 2003
Issued for Cash	27,000		33,600		33,600

May 2003
Issued for Cash	120,000	1	36,499		36,500

September 2003
Gifts/Services	2,155,500
Contributed Capital			8,000		8,000

December 2003
Gifts/Services	100,000

Continued On Next Page

ARTFEST INTERNATIONAL
(A Developement Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY (CONTINUED)
For the period February 21, 2002 (date of inception) to December 31, 2004

				(Deficit)
				Accumulated
	Common Stock		Additional	During	Total
			Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

May 2004
Gifts/Services	495,000
Contributed Capital			14,691		14,691

July 2004
Gifts/Services	1,499,400

August 2004
Gifts/Services	1,265,300
Contributed Capital			700		700

November 2004
Gifts/Services	121,429
Contributed Capital			30,000		30,000

Net (loss)
February 21, 2002
(Inception) to
December 31, 2004				(506,695)	(506,695)

Balance December 31, 2004	25,468,629	$198	$174,490	$(506,695)	$(332,007)

ARTFEST INTERNATIONAL
(A Developement Stage Company)
STATEMENT OF CASH FLOWS
For the period February 21, 2002  (date of inception) to December 31, 2004
	For the			February 21, 2002
	Years ended			(Inception) to
	December 31,			December 31,
	2004	2003	2002	2004

Cash Flows from Operating Activities:
Net (loss)	$(269,027)	$(129,311)	$(108,357)	$(506,695)

Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	6,303	7,660	0	13,963
(Increase) Decrease in prepaid expenses	5,400	(6,498)	0	(1,098)
Increase (Decrease) in accounts payable	1	3,712	107,200	110,913
Increase (Decrease) in accrued expenses	5,849	0	0	5,849
Increase (Decrease) in sales payable	1,828	0	0	1,828
(Increase) Decrease in other assets	(31,095)	0	0	(31,095)

Net Cash (Used) by Operating Activities:	(280,741)	(124,437)	(1,157)	(406,335)

Cash Flows From Investing Activities:

Purchase of Equipment	(15,928)	(29,717)	0	(45,645)

Net Cash Used by Investing Activities:	(15,928)	(29,717)	0	(45,645)

ARTFEST INTERNATIONAL
(A Developement Stage Company)
STATEMENT OF CASH FLOWS
For the period February 21, 2002  (date of inception) to December 31, 2004

(continued)

	For the			February 21, 2002
	Years ended			(Inception) to
	December 31,			December 31, 2004
	2004	2003	2002

Cash Flows From Financing Activities:

Issuance of common stock	0	1	197	198
(Increase) in loans receivable	0	0	(50,000)	(50,000)
Increase in loans payable	251,372	68,652	0	320,024
Increase in contributed capital	45,391	78,099	51,000	174,490

Net Cash Provided by Financing Activities:	296,763	146,752	1,197	444,712

Net Increase (Decrease) in Cash	94	(7,402)	40	(7,268)

Cash at Beginning of Period	(7,362)	40	0	0

Cash at End of Period	$(7,268)	$(7,362)	$40	$(7,268)

ARTFEST INTERNATIONAL
(A Developement Stage Company)
Notes

Note 1 - History and organization of the company

The Company was organized February 21, 2002 (Date of Inception) under the laws of the state of Delaware to operate a retailing business through its wholly-owned subsidiary. The
Company has limited operations and in accordance with SFAS# 7, the Company is considered a development stage company.

Note 2 - Accounting policies and procedures

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2004 or 2003.

Fixed Assets
Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

Computer equipment	3 years
Automobile	5 years
Office equipment	7 years

Property and Equipment consist of the following as of December,

	2004	2003

Automobile	$29,717	$29,717
Office equipment	15,928	0
	45,645	29,717
Less:accumulated depreciation	(13,963)	(7,660)
	$31,682	$22,057
Depreciation expense for the years ended December 31, 2004 and 2003 was $6,303 and $7,660, respectively.

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.  No such impairments have been identified by management at December 31, 2004 or 2003.

Revenue recognition
The Company recognized revenue and gains when earned and related costs of sales and expenses when incurred.

Advertising costs
The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, or general and administrative expenses in 2004 or 2003.

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards
No. 128 (SFAS # 128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options of warrants as of December 31, 2004 or 2003.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004 and 2003 respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximated fair values or they are payable on demand.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $506,695 for the period from February 21, 2002 (inception) to
December 31, 2004. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.
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

As of December 31, 2004 , the Company has a net operating loss carry forward of approximately
$506,695 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2023.

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

On August 17, 2004 the Company executed a Confidential Private Offering Memorandum to accredited investors only.  In accordance with the terms of the offering, up to 3,571,428 shares of the Company's common stock could be sold at $0.70 per share.  Prospective investors must subscribe for a minimum of 10,000 shares for $7,000.  As of the report date, no investors have purchased any stock.  The offering will terminate on August 31,2005, unless extended by management.

Note 7 - Warrants and options

As of December 31, 2004 and 2003, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 - Leases

On March 23, 2003 the Company executed a lease agreement that calls for the issuance of
Company stock to the landlord of the Centerpoint mall in Grand Rapids, Michigan, in exchange for rent. The lease will expire five years from the commencement date. The terms of the lease call for a base rent of $54,660 per year for the first two years in exchange for
1,000,000 shares of the Company's stock, and $72,880 per year for 3 through 5. The shares are transferrable at the landlord's discretion and will be tendered upon landlord's completion of leasehold improvements. The lease also calls for additional rent of 10% of gross sales in excess of $500,000 for years 1 and 2, and 5% of gross sales in excess of
$1,457,600 for years 3 through 5.

On October 10, 2004, the Company executed a lease agreement for gallery space in
Key West, Florida. The lease calls for a monthly rent payment of $6,300 for a term of three years commencing on October 15, 2004 and ending on October 14, 2007. The lease also calls for a five percent (5%) increase in rent upon each anniversary of the lease commencement, as well as a three month security deposit.

On September 28, 2004 the Company executed a Letter of Intent to lease a one bedroom apartment adjacent to the above referenced gallery. The agreement calls for a base rent of
$1,200 per month for a term of one year with optional one-year renewable contracts, as well as a three month security deposit. The apartment is to provide office and meeting facilities for visitors and employees of the gallery.

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

Note 10 - Loans Payable

During the years ended December 31, 2004 and 2003, the Chief Operating Officer
of the Company loaned the Company $2,354 and $8,557, respectively. The loan is due upon demand and bears no interest rate. During the year ended December 31, 2003, the Company signed promissory notes payable to two shareholders in the amounts of $10,000 and $24,585 respectively. The notes bear no interest rate and are payable on demand.

On January 5, 2003, the Company purchased a 2002 Chevrolet Avalanche through GMAC for $29,717 The note calls for a term of 5 years at a rate of 5.9% beginning on
February 24, 2003, and maturing on December 24, 2007. Current and long-term portions of the note payable are as follows:

Year	Principal	Interest

2004	$5,209	$1,286
2005	6,363	922
2006	6,749	537
2007	7,189	136

Included in the accompanying balance sheet under the following captions:

	2004	2003

Note Payable- Current Portion	$6,363	$5,209
Note Payable - Long Term	14,066	20,301
	$20,429	$25,510

At December 31, 2004, the Company has short term notes payable to non-shareholder investors in the amount of $254,100. The notes call for varying interest rates ranging from 1% to 8% per annum, and contain a stock payment option payable at the lender's discretion. The notes also call for a payment of 3.75% of gross sales from the Company's coffee shop revenue at its Grand Rapids, Michigan mall location.

Included in the accompanying balance sheet under the following captions:

Current Liabilities:	2004	2003

Loans payable - Shareholders	$45,495	$43,142
Loans payable - non shareholders	254,100	0
Total current loans payable	$299,595	$43,142

Note 11 - Subsequent Events

As of the report date, the Company is in default on all of its short term notes payable to non-shareholder investors. At December 31, 2004 the outstanding balance of the notes payable is $254,100, exclusive of accrued interest and royalties in the amount of
$4,024 and $1,825, respectively. Management estimates that the accrued interest and royalty expense related to the short term notes payable to date is approximately $9,000 and $4,000, respectively. Management has not formulated a repayment plan, and no contingency plan has been established in the event that the lenders seek legal remedies.