Form 10QSB
period 2005-03-31
ARTFEST INTERNATIONAL INC
filed 2006-02-07
CIK 1168738

Artfest International Incorporated
(a Development Stage Company)

Balance Sheets
as of
March 31, 2004

and
Statements of Operations
and
Cash Flows
for the period
February 21, 2002 (Date of Inception)
through
March 31, 2004

Artfest International Incorporated
(a Development Stage Company)

Artfest International Incorporated
(a Development Stage Company)
Balance Sheets
as of
March 31, 2004
ASSETS	For the Three Months
	ended March 31,

	2004	2003
Current Assets:
Cash	$2,638	$0
Prepaid Expenses	6,498
Loan Receivable (Notes 5 & 8)	50,000	50,000
Other Assets	0	0

Total Current Assets	59,136	50,000

Property and Equipment, at cost less
accumulated depreciation	20,832	27,802

TOTAL ASSETS	$79,968	$77,802

LIABILITIES AND STOCKHOLDERS' EQUITY	For the Three Months
	ended March 31,

	2004	2003
Current Liabilities:
Accounts Payable	$110,913	$107,903
Loans Payable (Notes 9 & 11)	45,436	17,825

Total Current Liabilities	156,349	125,728

Long Term Liabilities:
Note Payable - Auto (Note 10)	24,392	29,059

TOTAL LIABILITIES	180,741	154,787

Stockholders' Equity:
Common Stock - $.00001 par value - 40,000,000
shares authorized, 22,087,500 and 19,685,000
shares issued and outstanding at
March 31, 2004 and 2003, respectively	198	197
Additional Paid-in Capital	129,099	51,000
(Deficit) accumulated during developmental stage	(230,070)	(128,182)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$79,968	$77,802

Artfest International Incorporated
(a Development Stage Company)

Statement of Operations
	For the three		February 21, 2002
	Months ended		(Inception) to
	March 31,		March 31, 2004

	2004	2003

Revenues	$23,504	$5,410	$113,104

Cost of Revenue	833	15,208	166,575

Gross Profit (Loss)	22,671	(9,798)	(53,471)

General and Administrative	15,072	10,027	176,598

(Deficit) Accumulated - Development Stage	$7,599	$(19,825)	$(230,070)

Weighted average number of common shares
outstanding - basic and fully diluted	22,087,500	19,685,000

Net (Loss) per share - basic and fully diluted	$0	$0

Artfest International Incorporated
(a Development Stage Company)

Statement of Cash Flows
	For the Three		February 21, 2002
	Months ended		(Inception) to
	March 31,		March 31, 2004

	2004	2003

Cash Flows from Operating Activities:
Net Income (Loss)	$7,599	$(19,825)	$(230,070)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	1,225	1,915	8,885
(Increase) Decrease in other assets	0	0	(0)
Increase in loan receivable	0	0	(50,000)
Increase (Decrease) in accounts payable	(7,362)	703	110,912
Increase in prepaid expenses	0	0	(6,498)
Net Cash (Used) by Operating Activities:	1,462	(17,207)	(166,771)

Cash Flows From Investing Activities:
Purchase of Equipment	0	(29,717)	(29,717)
Net Cash Used by Investing Activities:	0	(29,717)	(29,717)

	For the Three		February 21, 2002
	Months ended		(Inception) to
	March 31,		September 30, 2004

	2004	2003
Cash Flows From Financing Activities:

Issuance of Common Stock	0	0	198
Increase in loans payable	1,176	46,884	69,829
Increase in contributed capital	0	0	129,099

Net Cash Provided by Financing Activities:	1,176	46,884	199,126

Net Increase in Cash	2,638	(40)	2,638

Cash at Beginning of Period	0	40	0

Cash at End of Period	$2,638	$0	$2,638

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

Note 2 - Accounting policies and procedures

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2004.

Fixed Assets
Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

Computer equipment	3 years
Automobile	5 years
Office equipment	4 years

2004
Property and Equipment consist of the following:	March 31,

Automobile	$29,717
Office equipment	0
Less-accumulated depreciation	8,885
$20,832

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at March 31, 2004.

Revenue recognition
The Company recognized revenue and gains when earned and related costs of sales and expenses when incurred.

Advertising costs
The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, or general and administrative expenses in 2004 or 2003.

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS # 128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of March 31, 2004 or 2003.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2004 and 2003 respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximated fair values or they are payable on demand.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $389,733 for the period from February 21, 2002 (inception) to March 31, 2004. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount of the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

As of March 31, 2004, the Company has a net operating loss carryforward of approximately $230,070 for tax purposes, which will be available to offset future taxable income. This carryforward will expire in 2023.

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

Note 7 - Warrants and options

As of March 31, 2004 and 2003, there were no warrants or options outstanding to acquire any additional shares of common stock.

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