Form 10QSB/A
period 2005-03-31
ARTFEST INTERNATIONAL INC
filed 2007-02-09
CIK 1168738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-49676

ARTFEST INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	03-0390855
(State or jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

27758 Santa Margarita Parkway, # 281 Mission Viejo CA	92691
(Address of Principal Executive Offices)	(Zip Code)

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

As of January 9, 2007, the Registrant had 28,000,629 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

To the Board of Directors and Stockholders
Artfest International, Inc.
Mission Viejo, California

ACCOUNTANT’S REVIEW REPORT

I have reviewed the Balance Sheet of Artfest International Inc. (A Development Stage
Company) as of March 31, 2005 and 2004 and the related Statements of Operations,
Stockholders’ Equity, and Cash Flows for the periods then ended in accordance with
Statements on Standards for Accounting and Review Services issued by the American
Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Artfest International, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

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

Thomas Bauman, C.P.A.
January 15, 2007

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2005	2004
Current Assets:
Cash	$11,046	$-
Inventory	-	-
Prepaid Expenses	1,098	1,098
Loan Receivable (Notes 5 & 9)	-	50,000
Other Assets	6,595	-

Total Current Assets	18,740	51,098

Property and Equipment, at cost less
accumulated depreciation	29,021	31,682
Long-Term Assets	24,500	31,095

TOTAL ASSETS	72,261	113,875

Current Liabilities:
Accounts Payable and Accrued Liabilities	$119,984	$125,858
Note Payable - Current Portion	8,645	6,363
Loans Payable (Notes 9 & 11)	321,792	299,595
Total Current Liabilities	450,421	431,816

Long Term Liabilities:
Note Payable - Long Term	12,598	14,066

TOTAL LIABILITIES	463,019	445,882

Stockholders' Equity:
Common Stock - $.00001 par value - 40,000,000
shares authorized, 25,468,629 and 22,087,500
shares issued and outstanding at
March 31, 2005 and 2004, respectively	198	198
Additional Paid-in Capital	174,490	174,490
Accumulated deficit	(565,446)	(506,695)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$72,261	$113,875

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three Months ended March 31,
	2005	2004

Revenues	$94,897	$23,504

Cost of Revenue	8,899	833

Gross Profit (Loss)	85,997	22,671

Sales, General and Administrative Expenses	103,243	15,072

Net (Loss) From Operations	(17,245)	7,599

Other Income (Expense) , Net (Notes 5 & 12)	(41,505)	-

Income (Deficit)- Development Stage	$(58,750)	$7,599

Weighted average number of common shares
outstanding - basic and fully diluted	25,468,629	22,087,500

Net Income (Loss) per share - basic and fully diluted	$0	$0

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOW
(Unaudited)

	For the Three
	Months ended
	March 31,

	2005	2004

Cash Flows from Operating Activities:
Net Income (Loss)	$(58,750)	$7,599
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	2,661	1,225
Increase in loan receivable	50,000	-
Increase (Decrease) in accounts payable	1,393	(7,362)
Increase in prepaid expenses	-	-
Net Cash (Used) by Operating Activities:	(4,696)	1,462

Cash Flows From Investing Activities:
(Purchase ) Disposal of Equipment	-	-
Net Cash Used by Investing Activities:	-	-

Cash Flows From Financing Activities:

Issuance of Common Stock	-	-
Decrease in Notes payable	(1,469)
Increase in loans payable	24,479	1,176
Increase in contributed capital	-	-

Net Cash Provided by Financing Activities:	23,010	1,176

Net Increase in Cash	18,314	2,638

Cash at Beginning of Period	(7,268)	-

Cash at End of Period	$11,046	$2,638

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 - History and organization of the company

The Company was organized February 21, 2002 (Date of Inception) under the laws of the state of Delaware to operate a retailing business through its wholly-owned subsidiary.

Note 2 - Accounting policies and procedures

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2005.

Fixed Assets
Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

Computer equipment	3 years
Office equipment	4 years

Property and Equipment consist of the following:

Automobile	$29,717
Office equipment	15,928
Less-accumulated depreciation	(16,624)
$29,021

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at March 31, 2005.

Revenue recognition
The Company recognized revenue and gains when earned and related costs of sales and expenses when incurred.

Advertising costs
The Company expenses all costs of advertising as incurred. There were nominal advertising costs included in selling, or general and administrative expenses in 2005 or 2004.

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards
No. 128 (SFAS # 128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of March 31, 2005 or 2004.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 30, 2005 and 2004 respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximated fair values or they are payable on demand.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $565,446 for the period from February 21, 2002 (inception) to
March 31, 2005. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.
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

As of March 31, 2005, the Company has a net operating loss carryforward of approximately
$565,446 for tax purposes, which will be available to offset future taxable income.
This carryforward will expire in 2025.

Note 5 - Loan Receivable

On June 23, 2002, the Company loaned $50,000 to an affiliated company. The note is due upon demand and bears no interest rate (See related party transactions). The loan was deemed uncollectible in 2005 and was written off and charged to other expense.

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

Note 7 - Warrants and options

As of March 31, 2005 and 2004, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

In May 2006 the Company terminated its lease agreements and vacated the above properties.

Note 9 - Related party transactions

On June 23, 2002, the Company loaned $50,000 to an affiliated company. The note is due upon demand and bears no interest rate. The loan is to a company whose principle owner,
Joseph Walsh, was also the Principal owner Chief Operating Officer, Treasurer, and Chairman of the Board of the Company. The note was deemed uncollectible and written off in 2005 (See Note 5)

Office space and services were provided without charge by the Chief Executive Officer.
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

During the three months ended March 31, 2005, the Company signed a promissory note payable to a shareholder in the amounts of $20,000 The loan is due upon demand and bears interest at the prime rate.

Note 11 - Short term notes payable

The Company has $321,792 short term notes payable to shareholders. The notes call for varying interest rates ranging from 1% to 8% per annum, and contain a stock payment option payable to the lender's discretion.

As of the report date, the Company is in default on all of its short term notes payable to shareholder investors. Management has not formulated a repayment plan, and no contingency plan has been established in the event that the lenders seek legal remedies.

Note 12 - Other Income (Expense), Net

Included in this caption is a loan receivable from an affiliated company for $50,000 that was deemed uncollectible and written off to bad debt expense in 2005.

Note 13 - Subsequent Events

In May 2006 the Company terminated its lease agreements and vacated the properties leased.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

(a) Revenues

Operating revenues for the three months ended March 31, 2005 were $94,897 with an operating loss of $58,570. Operating revenues for the quarter ended March 31, 2004 were $23,504 with an operating loss of $7,599. The change in the revenues was due to market conditions. The change in the operating loss was due to increased general and administrative expenses.

(b) Costs and Expenses

Costs for the three months ended March 31, 2005 increased by $8,066 or 968% to $8,899 as compared to $833 for the corresponding period ended March 31, 2004. This increase is due to level of direct sales compared to consignment sales.

Selling, General and Administrative expenses of $144,748 increased the subject fiscal quarter by 860% compared to $15,702 for the year preceding. The increase is primarily the result of rent expenses on leased properties and the write off of a loan.

Additional expenses were also incurred with the start up of the Company’s art gallery in Key West, Florida.

(c) Depreciation, Depletion and Amortization

Depreciation totaled $2,661 in 2005 as compared to $6,303 for the preceding year quarter. The decrease from prior year is the result of the disposal of a company automobile during 2004.  No depletion or amortization was charged during 2005 or 2004.

(e) Other Income (Expense)

Other income (expense) of $3,105, net, was recorded during 2005, compared to $0 or 2004. Included in this caption is a loan receivable from an affiliated company for $50,000 that was deemed uncollectible and written off to bad debt expense in 2005.

(f) Net Loss

The company had a net loss of $58,750 for the three months ended March 31, 2005 compared to a net profit of $7,599 for the prior year quarter. The increase of $66,349 in net loss is the result of increased operating costs.

Plan of Operation

Our current plan, in summary, as of December, 2006, is focused primarily on corporate and securities law considerations in completing a process of updating filings with both applicable state and Federal agencies, as needed, including the SEC, and related efforts. Management believes the success of the business, potential in the future, needs a stable foundation as a public company. The first part is compliance with laws and regulations, primarily updating and keeping current filings with the SEC, and next establishing the business as a “trading” entity upon some stock exchange or similar trading medium. At the same time, it is important to continue core business pursuits, such as operational improvements, and become a profitable business. We believe at least $500,000 is needed to continue for a period of approximately 12 months, not undertaking any material transaction, which would require even more funding. We anticipate obtaining funding to address cash flow needs through private placements, loans and similar matters. Our plan is subject to many risks. No assurance of success can be given. We have, as of December, 2005, confirmed terms on a loan and related arrangements. We may experience additional funding from this source, with no guarantee, but also are subject to restrictions on obtaining other funding, and undertaking both corporate level and operations level actions while the agreement is in place. See Part III, Item 9, Loan Obligation and Management Restructuring, and other information, contained in the Company Form 10-KSB report for the fiscal year ended December 31, 2004, and subsequent filings and amendments, if any.

Forward Looking Statements

The foregoing Management’s Discussion and Analysis or Plan of Operation and comments elsewhere herein may contain “forward looking statements” within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, or may be amended, including statements regarding, among other items, business strategies, continued growth in markets, projections, and anticipated trends in business and the industry in which it operates. The words “believe,” “expect,” “anticipate,” “intends,” “forecast,” “project,” and similar expressions identify forward-looking statements. These forward-looking statements are based largely on expectations and are subject to a number of risks and uncertainties, certain of which are beyond control. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for products, competitive pricing pressures. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. We disclaim any intent or obligation to update “forward looking statements.”

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal year covered by the 2005 Annual Report on Form 10-KSB. As described there in under “Management’s Report on Internal Control Over Financial Reporting,” the Company continues to report a material weakness in the internal control over financial reporting as of December 31, 2005. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by the Annual Report on Form 10-KSB, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as a result of the reported material weakness.

The Company has ceased operations as of the report date. In the future, based on the recommendations of the Independent Registered Public Accountant, controls and procedures will be established and implemented to ensure that records and procedures for recording revenue, receipts, disbursements, and stock ledgers are maintained properly and consistent with the appropriate controls. Management will enhance the control environment such that weaknesses are promptly identified and corrected.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Equity Securities Sold Without Registration

The following securities of our Company were sold without registration for the periods indicated:

Period	Shares Issued	Purpose	Amount Received

Q1 2005	2,100,000	Gifts / Services	*
Q2 2005	*	*	*
Q3 2005	50,000	Capital contribution	$35,000
Q4 2005	10,000	Capital Contribution	$15,000
	40,000	Gifts / Services	*

Q1 2006	*	*	*
Q2 2006	*	*	*
Q3 2006	332,000	Gifts / Services	*
Q4 2006	*	*	*

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

Form 8-K

On March 8, 2006 we filed a Form 8-K confirming that on March 2, 2006, the Company completed a mutual process, with its President and a new nominee to the Presidency, resulting in a change of officers of the Company. At that time Joseph Walsh, Sr., resigned or retired as President, and Leonard Tambasco was appointed the new President. Certain other actions were taken. Mr. Walsh was confirmed to retain a position, going forward, as the Chairman of the Board of Directors. The Company also engaged him as a Consultant for acquisitions with the title, Acquisition Consultant.

As to Mr. Tambasco, no employment agreement was entered into. As to Mr. Walsh, no consulting agreement was entered into. The parties contemplate agreements relating to the services and compensation will be developed and executed some time during this month of March, 2006, as an expression of their intentions; no terms have been fixed at this time.

As to the issue of acquisitions, there is none specifically planned at this time, with no agreement contemplated at this time.

The Company will seek to confirm the services of Mr. Tambasco as President the focus being a continuation of the Company’s efforts to update records and filings viewing Mr. Tambasco as a interim officer, at the moment, whose primary responsibility may be to continue the efforts started by Mr. Walsh as to updating. Mr. Walsh has expressed his assurances to remain involved in assisting the Company in the process, being Chairman of the Board.

Subsequent to the filing of the Form 8-K the services of both Mr. Walsh and Mr. Tambasco were terminated. Mr. Larry D. Ditto was appointed Chief Executive Officer of the Company on June 30, 2005. On May 16, 2006 Mr. Ditto was appointed President, and on June 22, 2006 he was appointed to the additional post of Chairman of the Board of Directors.

Information concerning Mr. Ditto is incorporated herein by reference to the recently filed Form 10-KSB of the Company for the fiscal year ended December 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artfest International, Inc.

Date: January 15, 2007	By:	/s/ Larry D. Ditto

President (principal executive officer and principal financial officer)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBIT INDEX

Number	Description
3.1 3.2 3.3	Articles of Incorporation [1] Articles of Amendment of the Articles of Incorporation [3] Bylaws [1]
10.1 10.2	Agreement and Plan of Reorganization, Soldnet, Inc. and Artfest, Inc. [2] Loan Agreement (form) with Promissory Note (form), December, 2005 [3]
23.1** 31 ** 32 **

Consent of Thomas Bauman C.P.A., Independent Registered Public Accountant

Certifications pursuant to Sarbanes - Oxley Act of 2002

Certifications of Officers pursuant to Section 1350, of the Sarbanes - Oxley Act of 2002

** Filed Herewith
[1] Incorporated by reference to the Company’s filed Form 10SB with the SEC, February, 2002.
[2] Incorporated by reference to the Company’s filed Form 8K with the SEC, November, 2002.
[3] Incorporated by reference to the Company’s filed Form 10KSB with the SEC, for the year ended December 31, 2002.