Form 10QSB
period 2005-06-30
ARTFEST INTERNATIONAL INC
filed 2007-02-09
CIK 1168738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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
Mission Viejo, California

ACCOUNTANT’S REVIEW REPORT

I have reviewed the Balance Sheet of Artfest International Inc. (A Development Stage
Company) as of June 30, 2005 and 2004 and the related Statements of Operations,
Stockholders’ Equity, and Cash Flows for the periods then ended in accordance with
Statements on Standards for Accounting and Review Services issued by the American
Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Artfest International, Inc.

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

Thomas Bauman, C.P.A.
January 15, 2007

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2005	2004
Current Assets:
Cash	$(10,514)	$-
Inventory	309	-
Prepaid Expenses	1,098	1,098
Loan Receivable (Notes 5 & 9)	-	50,000
Other Assets	6,595	-

Total Current Assets	(2,512)	51,098

Property and Equipment, at cost less
accumulated depreciation	26,360	31,682
Long-Term Assets	24,500	31,095

TOTAL ASSETS	48,348	113,875

Current Liabilities:
Accounts Payable and Accrued Liabilities	$149,053	$125,858
Note Payable - Current Portion	8,738	6,363
Loans Payable (Notes 9 & 11)	377,008	299,595
Total Current Liabilities	534,799	431,816

Long Term Liabilities:
Note Payable - Long Term	10,958	14,066

TOTAL LIABILITIES	545,757	445,882

Stockholders' Equity:
Common Stock - $.00001 par value - 40,000,000
shares authorized, 27,568,629 and 22,582,500
shares issued and outstanding at
June 30, 2005 and 2004, respectively	198	198
Additional Paid-in Capital	174,490	174,490
Accumulated deficit	(672,097)	(506,695)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$48,348	$113,875

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three		For the Six
	Months ended		Months ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenues	$36,637	$6,660	$131,534	$30,164

Cost of Revenue	13,017	1,228	21,917	2,061

Gross Profit (Loss)	23,612	5,432	109,619	58,103

Sales, General and Administrative Expenses	130,271	67,395	233,514	82,467

Net (Loss) From Operations	(106,651)	(61,963)	(123,897)	(54,364)

Other Income (Expense) , Net (Notes 5 & 12)	-	-	(41,505)	-

(Deficit)- Development Stage	$(106,651)	$(61,963)	$(165,402)	$(54,364)

Weighted average number of common shares
outstanding - basic and fully diluted	26,168,629	22,582,500	26,168,629	22,582,500

Net (Loss) per share - basic and fully diluted	$0	$0	$0	$0

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months ended June 30,
	2005	2004

Cash Flows from Operating Activities:
Net Income (Loss)	$(165,401)	$54,364
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	5,322	2,564
(Increase) Decrease in other assets	(309)	(995)
Increase in loan receivable	50,000	-
Increase (Decrease) in accounts payable	30,462	(7,362)
Increase in prepaid expenses	-	-
Net Cash (Used) by Operating Activities:	(79,926)	(60,157)

Cash Flows From Investing Activities:
(Purchase ) Disposal of Equipment	-	(3,200)
Net Cash Used by Investing Activities:	-	(3,200)

Cash Flows From Financing Activities:

Issuance of Common Stock	-	-
Decrease in Notes payable	(3,108)
Increase in loans payable	79,788	19,823
Increase in contributed capital	-	49,691

Net Cash Provided by Financing Activities:	76,680	69,514

Net Increase in Cash	(3,246)	6,157

Cash at Beginning of Period	(7,268)	-

Cash at End of Period	$(10,514)	$6,157

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Note 1 - History and organization of the company

The Company was organized February 21, 2002 (Date of Inception) under the laws of the state of Delaware to operate a retailing business through its wholly-owned subsidiary.

Note 2 - Accounting policies and procedures

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2005.

Fixed Assets
Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

Computer equipment	3 years
Office equipment	4 years

Property and Equipment consist of the following:

Automobile	$29,717
Office equipment	15,928
Less-accumulated depreciation	(19,285)
$29,021

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at June 30, 2005.

Revenue recognition
The Company recognized revenue and gains when earned and related costs of sales and expenses when incurred.

Advertising costs
The Company expenses all costs of advertising as incurred. There were nominal advertising costs included in selling, or general and administrative expenses in 2005 or 2004.

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards
No. 128 (SFAS # 128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of June 30, 2005 or 2004.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2005 and 2004 respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximated fair values or they are payable on demand.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $672,097 for the period from February 21, 2002 (inception) to
Junme 30, 2005. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.
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

As of June 30, 2005, the Company has a net operating loss carryforward of approximately
$672,099 for tax purposes, which will be available to offset future taxable income.
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

Note 7 - Warrants and options

As of June 30, 2005 and 2004, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

During the six months ended June 30, 2005, the Company signed a promissory note payable to a shareholder in the amounts of $114,500 The loan is due upon demand and bears no interest at the prime rate.

Note 11 - Short term notes payable

The Company has $377,008 short term notes payable to shareholders. The notes call for varying interest rates ranging from 1% to 8% per annum, and contain a stock payment option payable to the lender's discretion.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

(a) Revenues

Operating revenues for the three months ended June 30, 2005 were $36,637 with an operating loss of $106,651. Operating revenues for the quarter ended June 30, 2004 were $6,660 with an operating loss of $61,963. The change in the revenues was due to market conditions. The change in the operating loss was due to increased general and administrative expenses.

(b) Costs and Expenses

Costs for the three months ended June 30, 2005 increased by $11,790 or 960% to $13,018 as compared to $1,228 for the corresponding period ended June 30, 2004. This increase is almost entirely due to the increase in general and administrative expenses (explained in detail below).

General and administrative expenses of $130,271 increased the subject fiscal quarter by 93% compared to $67,395 for the year preceding. The increase is primarily the result of additional legal accounting advisory and other consulting and professional services required to assist the Company with its corporate and regulatory compliance areas and rent expenses on leased properties.

(c) Depreciation, Depletion and Amortization

Depreciation totaled $2,661 in 2005 as compared to $6,303 for the preceding year quarter. The decrease from prior year is the result of the disposal of a company automobile during 2004.  No depletion or amortization was charged during 2005 or 2004.

(e) Other Income (Expense)

No other income (expense) was recorded during the June quarter in 2005 or 2004.

(f) Net Loss

The company had a net loss of $106,651 for the three months ended June 30, 2005 compared to a net loss of $61,693 for the prior year quarter. The increase of $44,688 in net loss is the result of increased operating costs.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal year covered by the 2005 Annual Report on Form 10-KSB. As described there in under “Management’s Report on Internal Control Over Financial Reporting,” the Company continues to report a material weakness in the internal control over financial reporting as of December 31, 2005. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by the 2005 Annual Report on Form 10-KSB, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as a result of the reported material weakness.

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