Form 10QSB
period 2005-09-30
ARTFEST INTERNATIONAL INC
filed 2007-02-09
CIK 1168738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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
Mission Viejo, California

ACCOUNTANT’S REVIEW REPORT

I have reviewed the Balance Sheet of Artfest International Inc. (A Development Stage
Company) as of September 30, 2005 and 2004 and the related Statements of Operations,
Stockholders’ Equity, and Cash Flows for the periods then ended in accordance with
Statements on Standards for Accounting and Review Services issued by the American
Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Artfest International, Inc.

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

Thomas Bauman, C.P.A.
January 15, 2007

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2005	2004
Current Assets:
Cash	$17,382	$-
Inventory	1,543	-
Prepaid Expenses	1,098	1,098
Loan Receivable (Notes 5 & 9)	-	50,000
Other Assets	6,596	-

Total Current Assets	26,619	51,098

Property and Equipment, at cost less
accumulated depreciation	23,699	31,682
Long-Term Assets	24,500	31,095

TOTAL ASSETS	74,818	113,875

Current Liabilities:
Accounts Payable and Accrued Liabilities	$155,416	$125,858
Note Payable - Current Portion	8,833	6,363
Loans Payable (Notes 9 & 11)	470,266	299,595
Total Current Liabilities	634,515	431,816

Long Term Liabilities:
Note Payable - Long Term	9,295	14,066

TOTAL LIABILITIES	643,810	445,882

Stockholders' Equity:
Common Stock - $.00001 par value - 40,000,000
shares authorized, 27,618,629 and 25,347,200
shares issued and outstanding at
September 30, 2005 and 2004, respectively	198	198
Additional Paid-in Capital	214,490	174,490
Accumulated deficit	(783,680)	(506,695)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$74,818	$113,875

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

	For the Three		For the Nine
	Months ended		Months ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenues	$16,783	$10,248	$148,317	$40,412

Cost of Revenue	4,693	7,707	26,610	9,768

Gross Profit (Loss)	12,089	2,541	121,707	30,644

Sales, General and Administrative Expenses	123,672	100,242	357,186	182,709

Net (Loss) From Operations	(111,583)	(97,701)	(235,479)	(152,065)

Other Income (Expense) , Net (Notes 5 & 12)	-	-	(41,505)	-

(Deficit) - Development Stage	$(111,583)	$(97,701)	$(276,984)	$(152,065)

Weighted average number of common shares
outstanding - basic and fully diluted	26,531,129	25,347,200	26,531,129	25,347,200

Net (Loss) per share - basic and fully diluted	$0	$0	$0	$0

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)
	For the Nine
	Months ended
	September 30,

	2005	2004

Cash Flows from Operating Activities:
Net Income (Loss)	$(276,984)	$(152,065)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	7,982	3,903
(Increase) Decrease in other assets	(1,543)	(1,995)
Increase in loan receivable	50,000	-
Increase (Decrease) in accounts payable	36,825	(7,362)
Increase in prepaid expenses	-	-
Net Cash (Used) by Operating Activities:	(183,720)	(157,519)

Cash Flows From Investing Activities:
(Purchase ) Disposal of Equipment	-	(19,783)
Net Cash Used by Investing Activities:	-	(19,783)

Cash Flows From Financing Activities:

Issuance of Common Stock	-	-
Decrease in Notes payable	(4,771)
Increase in loans payable	173,141	138,637
Increase in contributed capital	40,000	50,391

Net Cash Provided by Financing Activities:	208,370	189,028

Net Increase in Cash	24,650	11,726

Cash at Beginning of Period	(7,268)	-

Cash at End of Period	$17,382	$11,726

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 - History and organization of the company

The Company was organized February 21, 2002 (Date of Inception) under the laws of the state of Delaware to operate a retailing business through its wholly-owned subsidiary.

Note 2 - Accounting policies and procedures

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2005.

Fixed Assets
Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

Computer equipment	3 years
Office equipment	4 years

Property and Equipment consist of the following:

Automobile	$29,717
Office equipment	15,928
Less-accumulated depreciation	(21,945)
$23,700

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at September 30, 2005.

Revenue recognition
The Company recognized revenue and gains when earned and related costs of sales and expenses when incurred.

Advertising costs
The Company expenses all costs of advertising as incurred. There were nominal advertising costs included in selling, or general and administrative expenses in 2005 or 2004.

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards
No. 128 (SFAS # 128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of September 30, 2005 or 2004.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2005 and 2004 respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximated fair values or they are payable on demand.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $783,680 for the period from February 21, 2002 (inception) to
September 30, 2005. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.
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

As of September 30, 2005, the Company has a net operating loss carryforward of approximately
$783,680 for tax purposes, which will be available to offset future taxable income.
This carryforward will expire in 2025.

Note 5 - Loan Receivable

On June 23, 2002, the Company loaned $50,000 to an affiliated company. The note is due upon demand and bears no interest rate (See Note 9, related party transactions). The loan was deemed uncollectible in 2005 and was written off and charged to other expense.

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

Note 7 - Warrants and options

As of September 30, 2005 and 2004, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

Note 9 - Related party transactions

On June 23, 2002, the Company loaned $50,000 to an affiliated company. The note is due upon demand and bears no interest rate. The loan is to a company whose principle owner,
Joseph Walsh, was also the Principal owner Chief Operating Officer, Treasurer, and Chairman of the Board of the Company. The note was deemed uncollectible and written off in 2005.

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

During the nine months ended September 30, 2005, the Company signed a promissory note payable to a shareholder in the amounts of $214,500 The loan is due upon demand and bears no interest at the prime rate.

Note 11 - Short term notes payable

The Company has $470,266 short term notes payable to shareholders. The notes call for varying interest rates ranging from 1% to 8% per annum, and contain a stock payment option payable to the lender's discretion.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

(a) Revenues

Operating revenues for the three months ended September 30, 2005 were $16,783 with an operating loss of $11,583. Operating revenues for the quarter ended September 30, 2004 were $10,248 with an operating loss of $97,701. The change in the revenues was due to market conditions. The change in the operating loss was due to increased general and administrative expenses.

(b) Costs and Expenses

Costs for the three months ended September 30, 2005 decreased by $ or 39% to $4,693 as compared to $7,707 for the corresponding period ended September 30, 2004. This increase is almost entirely due to the increase in general and administrative expenses (explained in detail below).

General and administrative expenses of $123,672 increased the subject fiscal quarter by 23% compared to $100,242 for the year preceding. The increase is primarily the result of additional legal accounting advisory and other consulting and professional services required to assist the Company with its corporate and regulatory compliance areas and rent expenses on leased properties.

Additional expenses were also incurred with the start up of the Company’s art gallery in Key West, Florida.

(c) Depreciation, Depletion and Amortization

Depreciation totaled $2,661 in 2004 as compared to $6,303 for the preceding year quarter. The decrease from prior year is the result of the disposal of a company automobile during 2004.  No depletion or amortization was charged during 2005 or 2004.

(e) Other Income (Expense)

No other income (expense) was recorded during the September quarter in 2005 or 2004.

(f) Net Loss

The company had a net loss of $111,583 for the three months ended September 30, 2005 compared to a net loss of $97,701 for the prior year quarter. The increase of $13,882 in net loss is the result of increased operating costs.

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