Form 10KSB
period 2005-12-31
ARTFEST INTERNATIONAL INC
filed 2007-02-09
CIK 1168738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

      (Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Issuer had revenues of $186,794 for the fiscal year ended December 31, 2005.

The aggregate market value of the voting stock held by non-affiliates cannot be readily determined.

As of  January 9, 2007 the Registrant had 28,000,629 shares of common stock outstanding.

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

Current Status-Summary

The Company is deficient in its filings with the U.S. Securities and Exchange Commission (“SEC”). The current goal of Management is to update the SEC filings, being in the process of completing necessary audits and reports, with the assistance of professionals, including accountants and lawyers. In May 2006 the Company discontinued operating its retail art galleries to move the Company more into the e-commerce phase of its long-term plans, while it does need and is seeking additional capital to meet cash flow requirements.

Artfest operated two retail store locations and seeks to expand its plan to provide sales, marketing, financial and e-commerce systems to the industries of, and buyers of, Arts, Antiques, Collectibles and Luxury Goods.

Current Business Plans and Pursuits

The current business plan, in summary, is to complete a process of bringing the Company into compliance with state and Federal filing requirements, such as the SEC, and then to take steps for the common stock to commence trading. Also, we saw the need to discontinue operations at our two retail locations while making efforts to launch an e-commerce or “internet” based business.

We are focused on the need to build a company that is stable, and strong beginning at the foundation where we try to employ good people and have a compliant business structure in light of both state and Federal laws and regulations. We are also currently seeking additional employees and consultants, and have made changes this past year in this regard. We require more capital to undertake our plans. We have restructured our Management with new members.

As discussed above, our business plan is also tied into the need for capital besides cash flow. We continue to modify plans and efforts to raise capital to help fund our various operations until we reach, if possible, the position of being able to self finance from cash flow.

One of the first major efforts, following regulatory compliance tasks, specifically updating our SEC filings, will be to establish relations with investment bankers and brokers. Trips may be made to New York and from New York possibly overseas to London for this purpose and though we have had considerable discussions with persons and companies relating to this, we plan more discussions and trips during the year of 2007.

We are also looking at venture capital opportunities and joint ventures, and similar transactions. We plan to strive to keep investors and the market informed about Company happenings by future press releases, updating our website and periodic President letters.

Need for Capital and Risks

We are subject to many risks, most important being the risk we may not achieve the necessary level of capital to operate and maintain our business long term.

We have, as of December, 2005, confirmed terms on a loan and related arrangements. We may secure additional funding from this source, however there is no guarantee that additional advances will be made. Additional advances will be subject to the same terms and restrictions on obtaining other funding, and undertaking both corporate level and operational level actions while the agreement is in place.

See, Loan Obligation and Management Restructuring.

Galleries

We operated two retail gallery locations until May 2006.

They were located at:

Gallery in Key West, FL:
800 Duval Street
Key West, FL  33040

Gallery in Grand Rapids, MI:
Picasso Joe's The Gallery
3655 28th Street
Suite 3-H
Grand Rapids, MI  49512

These locations were subject to typical retail business issues including product pricing, return policies, employee staffing and turnover, landlord relations, decline or increase in sales due to seasonality.

Competition and Markets

The retail business is highly competitive in all of its phases, with competition from local and national competitors, many of which have substantially greater technical and financial resources.

Definitions

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own or lease any real estate as of the report date.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock is not traded on any exchange.

Holders of Common Equity

As of January 9, 2007 we had approximately 145 shareholders of record of our common stock.

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

Item 6. Management’s Discussion and Analysis and Plan of Operation

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

The Company realizes that at least $1,600,000 dollars is needed to continue operations for the next year. The Company anticipates obtaining funding to address such cash flow needs through private placements, loans and other avenues of capital acquisition. The Company plan is subject to numerous risks and no assurance of success can be given. The Company has, as of December, 2005, confirmed terms on a loan and related financial arrangements. The Company may receive additional funding from this source, but there is no guarantee. While the loan is in force, there are restrictions placed on the Company reference obtaining funds from other sources and restrictions are in place that deals with corporate and operational level actions. See Loan Obligation and Management Restructuring.

Critical Accounting Policies

None

Results of Operations

(a) Revenues

Operating revenues for the 12 months ended December 31, 2005 were $186,794 with an operating loss of $278,337. Operating revenues for the year ended December 31, 2004 were $44,158 with an operating loss of $269,027. The change in the revenues is primarily attributed to the opening of the Company’s galleries. The change in the operating loss was due to increased general and administrative expenses.

(b) Costs and Expenses

Costs for the twelve months ended December 31, 2005 decreased by $6,147 or 38% to $10,017 as compared to $16,167 for the corresponding period ended December 31, 2004. This increase is due to product mix.

Selling, general and administrative expenses of $515,003 increased the subject fiscal year by 73% compared to $297,021 for the year preceding. The increase is primarily the result of additional legal accounting advisory and other consulting and professional services required to assist the Company with its corporate and regulatory compliance areas, and to rent expenses on leased properties.

(c) Depreciation, Depletion and Amortization

Depreciation totaled $10,643 in 2005 as compared to $6,303 for the preceding year. The decrease from prior year is the result of the disposal of a company automobile during 2004.  No depletion or amortization was charged during 2005 or 2004.

(e) Other Income (Expense)

Other income (expense) of $59,889, net, was recorded during 2005, compared to $0 or 2004. Approximately $87,000 in accounts payable for consulting fees related to the start up of the companies operations recorded in 2002 were reversed and treated as other income. Included in this caption is a loan receivable from an affiliated company for $50,000 that was deemed uncollectible and written off to bad debt expense in 2005. Accounts payable consisting of unpaid consulting fees to an individual and the Company’s former Chief Operating Officer in the amount of $82,000 were recorded as relief of debt income. In addition, a loan payable due a shareholder in the amount of $15,000 was satisfied upon completion of a sales transaction for inventory in 2004.

(f) Net Loss

The company had a net loss of $278,337 for the twelve months ended December 31, 2005 compared to a net loss of $269,027 for the prior year. The increase of $19,310 in net loss is the result of increased operating costs, offset in part by higher gross profit on product sales and the recognition of other income on the reversal of prior period expenses.

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

Inflation

Management does not believe that inflation has had or is likely to have any significant impact on its operations.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment or breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”

Based on management’s assessment using the COSO criteria, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 as a result of a material weakness in internal controls as described below.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As of December 31, 2005, management has concluded that the control environment maintained by the Company’s prior management was ineffective. Specifically, there was a lack of documentation of control procedures, and separation of duties with respect to cash reconciliations and sales reporting. This control deficiency resulted in audit adjustments to the 2005 financial statements. In addition, this control deficiency, if un-remediated, could result in a misstatement of the sales and the long term liability accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Management has also concluded that the controls surrounding the completeness and accuracy of the Company’s stock ledger were inadequate. This control deficiency could result in a misstatement of the outstanding shares of the Company’s common stock. Accordingly, management has concluded that these control deficiencies constitute a material weakness.

The Company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, as stated in their report which appears on page 11 of this Form 10-KSB under the heading, Report of Independent Registered Public Accounting Firm.

DATED: January 15, 2007	By:	/s/ Larry D. Ditto
Larry D. Ditto
Chairman, President and Chief Executive Officer

(b)

Report of Independent Registered Public Accounting Firm
To The Board of Directors and Shareholders,
Artfest International, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Artfest International, Inc. (““the Company””) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the Company not maintaining effective controls over the recording of transactions and the safeguarding of assets based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of December 31, 2005.

As of December 31, 2005, management has concluded that the control environment maintained by the Company’s prior management was ineffective. Specifically, there was a lack of documentation of control procedures, and separation of duties with respect to cash reconciliations and sales reporting. This control deficiency resulted in audit adjustments to the 2005 financial statements. In addition, this control deficiency could result in a misstatement of the sales and the long term liability accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Management has also concluded that the controls surrounding the completeness and accuracy of the Company’s stock ledger were inadequate. This control deficiency could result in a misstatement of the outstanding shares of the Company’s common stock.

These control deficiencies were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those financial statements.

In our opinion, management’s assessment that Artfest International, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Artfest International, Inc. maintained, in all material respects, ineffective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying financial statements of the Company as listed in the accompanying index and our report dated January 15, 2007 expressed an unqualified opinion on those financial statements. Our report dated January 15, 2007 contains an explanatory paragraph that states that the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited operations and has not commenced planned principle operations. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management’s plan regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

By:	/s/ Thomas Bauman C.P.A.
Thomas Bauman C.P.A.
January 15, 2007

The following documents are filed as part of this report on Form 10-KSB

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	For the			February 21, 2002
	Years ended			(Inception) to
	December 31,			December 31, 2005
	2005	2004	2003

Revenue	$186,794	$44,158	$37,544	$320,552

Cost of Revenue	10,017	16,164	35,982	191,923

Gross Profit (Loss)	176,777	27,994	1,562	128,629

Selling, General and Administrative	515,003	297,021	130,873	972,271

Net (Loss) From Operations	(338,226)	(269,027)	(129,310)	(843,642)

Other Income (Expense) , Net (Notes 5 & 11)	59,889	-	-	59,889

(Deficit) - Development Stage	$(278,337)	$(269,027)	$(129,311)	$(785,032)

Weighted average number of common shares
outstanding - basic and fully diluted	26,758,629	25,468,629	22,087,500

Net (Loss) per share - basic and full diluted	$(0.01)	$(0.01)	$(0.01)

F-2-

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEETS
DECEMBER 31,
ASSETS
	2005	2004
Current Assets:
Cash	$878	$-
Inventory	21,410	-
Loan Receivable (Notes 5 & 8)	-	50,000
Prepaid Expenses	-	1,098

Total Current Assets	22,288	51,098

Property and Equipment, at cost, less accumulated
depreciation of $24,606 and $13,963 in 2005 and
2004, respectively (Notes 2 & 10)	21,039	31,682
Other Assets	19,895	31,095

TOTAL ASSETS	$63,222	$113,875

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$49,744	$110,913
Cash Overdraft	-	7,268
Accrued Expenses	28,078	5,849
Sales Tax Payable	1,989	1,828
Note Payable - Current Portion ( Note 10)	8,929	6,363
Loans Payable (Notes 9 & 10)	527,216	299,595

Total Current Liabilities	615,956	431,816

Long Term Liabilities:
Note Payable (Note 10)	7,610	14,066

TOTAL LIABILITIES	623,566	445,882

Stockholders' Equity:
Common Stock - $.00001 par value - 40,000,000
shares authorized, 27,668,629 and 25,468,629
shares issued and outstanding in 2005 and	198	198
2004, respectively
Additional Paid-in Capital	224,490	174,490
Accumulated deficit	(785,032)	(506,695)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$63,222	$113,875

F-3-

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the
	Years ended			February 21, 2002
	December 31,			(Inception) to
	2005	2004	2003	December 31, 2005

Cash Flows from Operating Activities:
Net (loss)	$(278,337)	$(269,027)	$(129,311)	$(785,032)

Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	10,643	6,303	7,660	24,606
(Increase) Decrease in Inventory	(21,410)
(Increase) Decrease in prepaid expenses	1,098	5,400	(6,498)	-
Increase (Decrease) in accounts payable	(61,169)	1	3,712	49,744
Increase (Decrease) in accrued expenses	22,229	5,849	0	28,078
Increase (Decrease) in sales payable	160	1,828	0	1,988
(Increase) Decrease in other assets	11,200	(31,095)	0	(19,895)

Net Cash (Used) by Operating Activities:	(315,585)	(280,741)	(124,437)	(721,920)

Cash Flows From Investing Activities:

Purchase of Equipment	0	(15,928)	(29,717)	(45,645)

Net Cash Used by Investing Activities:	0	(15,928)	(29,717)	(45,645)

Cash Flows From Financing Activities:

Issuance of common stock	-	0	1	198
(Increase) Decrease in loans receivable	50,000	0	0	-
Increase in loans payable	223,731	251,372	68,652	543,755
Increase in contributed capital	50,000	45,391	78,099	224,490

Net Cash Provided by Financing Activities:	323,731	296,763	146,752	768,443

Net Increase (Decrease) in Cash	8,146	94	(7,402)	878

Cash at Beginning of Period	(7,268)	(7,362)	40	0

Cash at End of Period	$878	$(7,268)	$(7,362)	$878

F-4-

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
From February 21, 2002 (Inception) to December 31, 2005

				(Deficit)
				Accumulated
	Common Stock		Additional	During	Total
			Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

February 2002
Issued for Cash	200,000	200			200
June 2002
Issued for Cash	19,685,000	197			197
Contributed Capital			50,000		50,000
July 2002
Contributed Capital			1,000		1,000
November 2002
Relinquished by Shareholder	(200,000)	(200)			(200)
Net Loss	-	-	-	(129,311)	(129,311)
Balance December 31, 2002	19,685,000	197	51,000	(129,311)	(78,114)
April 2003
Issued for Cash	27,000		33,600		33,600
May 2003
Issued for Cash	120,000	1	36,499		36,500
September 2003
Dividends	2,155,500
Contributed Capital			8,000		8,000
December 2003
Dividends	100,000
Net Loss	-	-	-	(108,357)	(108,357)
Balance December 31, 2003	22,087,500	198	129,099	(237,668)	(108,371)
May 2004
Dividends	495,000
Contributed Capital			14,691		14,691
July 2004
Dividends	1,499,400				0
August 2004
Dividends	1,265,300
Contributed Capital			700		700
November 2004
Dividends	121,429
Contributed Capital			30,000		30,000
Net Loss	-	-	-	(269,027)	(269,027)
Balance December 31,2004	25,468,629	198	174,490	(506,695)	(332,007)
May 2005
Dividends	2,100,000
September 2005
Contributed Capital	50,000		40,000		40,000
October 2005
Contributed Capital	50,000		10,000		10,000
Net (loss)	-	-	-	(278,337)	(278,337)

Balance December 31, 2005	27,668,629	$198	$224,490	$(785,032)	$(560,344)

F-5-

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8a CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-KSB. As described above under “Management’s Report on Internal Control Over Financial Reporting,” the Company continues to report a material weakness in the internal control over financial reporting as of December 31, 2005. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-KSB, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as a result of the reported material weakness.

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

ITEM 8b REPORTS ON FORM 8-K

See Part IV, Item 13 (c).

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
Directors and Executive Officers

Larry D. Ditto, Ph. D., President, Chief Executive Officer, and Director

Larry D. Ditto was born in Michigan in 1940. He earned his BA in elementary education from Western Michigan University in 1963 and took a position teaching fifth grade. After two years of teaching, at the age of 25, he was appointed an elementary principal, where he stayed until 1970.
In 1967 he completed a MA in elementary administration. In 1970 he resigned the principalship and entered the doctoral program at Michigan State University as a teaching fellow. He joined the staff of University of Toledo, from which he resigned after one year because of his children acute allergies in Toledo. In 1974 he returned to a principalship in Michigan. In 1980 he left education and bought into a small business.

The business was a group purchasing program for nursing homes, which basically was a buyers club. The business generated revenue from membership fees. In 1987 the law changed to allow purchasing groups to also charge suppliers a rebate based upon the group's purchases. Ditto's specialty was negotiating agreements with suppliers, many of which affected hundreds of millions in purchases and generate hundreds of thousands of fees from suppliers.

In 1979 there were 80 facilities in the group.  By 1985 he had acquired 38% of the company. In 1985 Ditto became a 50% owner of the business and President/CEO. By 1993 the group grew to over 1200 fee paying members. In 1993 the company was sold to its largest competitor in California. Ditto accepted a 13 year work/consulting agreement with the new owners as part of the buy out package from which he retired in July 2006.

April 2005, Artfest International, Inc. contracted with Ditto to be a management consultant primarily because of his expertise working in a fee paying membership environment. June 30, 2005 he was hired as the CEO of the Company. On May 16, 2006 Mr. Ditto was appointed President, and on June 22, 2006 Ditto was appointed to the additional post of Chairman of the Board of Directors.

Eric Hansen, Director

Eric Hansen is a specialist in warehousing and distribution with approximately 20 years of experience in warehouse management operations and distribution for the largest food service company in the country. He also has extensive experience in sales and sales management.  Artfest expects to buy an art wholesale warehouse. Hansen was appointed to the Board specifically because of his experiences managing large warehouses and the distribution of products. He is the son-in-law of CEO Ditto and is the appointed representative of the Ditto Family Trust Fund, which is the Company’s largest creditor.

Mark Gordon, Director

Mark Gordon has been involved in web production and development for 10 years, he got his start on the as the Entertainment Editor for Microsoft's MSN.com before taking a position as Producer for Active.com - an online event registration portal located in La Jolla, CA.

At Active.com Gordon was promoted to Special Events Producer where he developed an interactive exercise program and cutting-edge event coverage of some of the world's biggest sporting events including the Tour de France, Hawaii Ironman, 2000 Sydney Olympics and New York Marathon. Event coverage included real-time updates, interactive course maps and descriptions, searchable streaming video feeds and online radio programming five years before "Podcast" became part of the Internet lexicon.

Gordon moved to the Los Angeles area in 2001 after accepting a position with Weider Publications where he produced iShape.com - an on line, interactive diet and exercise program for SHAPE magazine. To date iSHAPE has processes over 50,000 registrations and has generated over $3,000,000.00 in revenue.
Following a merger with publishing giant American Media, Mark captained the redevelopment and production of the SHAPE Muscle and Fitness, Men's Fitness and Star Magazine websites.

In November of 2004, Gordon relocated to Healdsburg, CA where he started his own web development company, SonomaCreative which offers high-end web publishing and shopping cart solutions to medium and large area businesses. In March, he co-founded (with Art Network, LLC Partner Matt Kirk) SonomalT; a managed services and hosting company located in Santa Rosa, CA.

Art Network LLC produced Artfest's initial software and is contracted to also produce Artfest's more comprehensive software within Artfest's first year of operation.

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

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

						Long-term compensation
		Annual compensation				Awards		Payouts
Name and principal position	Year	Salary	Bonus	Other annual compen- sation	Restricted stock award(s)	Securities under- lying options/ SARs	LTIP payouts	All other compen- sation
		($)	($)	($)	($)	(#)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Joseph Walsh	2003	$0	$0	$0	$0	$0	$0	$0
President and CEO (A)	2004	$0	$0	$0	$0	$0	$0	$0
	2005	$0	$0	$0	$0	$0	$0	$0

Larry D. Ditto	2003	$0	$0	$0	$0	$0	$0	$0
President and	2004	$0	$0	$0	$0	$0	$0	$0
CEO (B)	2005	$0	$0	$0	$0	$0	$0	$0

(A) - As of February 14, 2006, Joseph Walsh resigned as President and CEO
(B) - As of June 30, 2005 Larry D. Ditto was appointed CEO. On May 16, 2006 he was also appointed President. On June 22, 2006 he was also appointed Chairman of the Board of Directors.

Other Compensation

(a)     There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees.
(b)     No remuneration is contracted to be paid in the future directly or indirectly to any officer or director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of shares of common stock as of January 09, 2007 by (i) all stockholders known to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all Directors and executive officers, individually and as a group:

Title of Class(4)		Name and Address of Beneficial Owner (1)(5)	Amount of Beneficial Ownership	Percent of Class (2)(3)
Common	2,3,4	Larry D. Ditto
Stock		27758 Santa Margarita Parkway, # 281 Mission Viejo CA 92691	3,000,000	11%

Common	2	Eric Hansen
Stock		27758 Santa Margarita Parkway, # 281 Mission Viejo CA 92691	0	0%

Common	2	Mark Gordon
Stock		27758 Santa Margarita Parkway, # 281 Mission Viejo CA 92691	0	0%

Common	6, 7	Joseph Walsh
Stock		5200 US 1, Key West FL 33040	5,000,000	18%

Common	2,3	Shares of all Directors and
Stock		executive officers as a group	8,000,000	29%
		(3 persons)

(1)  Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, to our knowledge.

(2)  Director

(3)  Executive Officer

(4) These shares do not include shares held by family members of Mr. Ditto, which total 2,000,000 shares.

(5)The table identifies ownership on a current basis, as of the date indicated, not considering ownership as of the prior fiscal period.

(6) Former Chairman, President, and CEO

(7) These shares do not include shares held by family members of Mr. Walsh, which total 1,196,000 shares.

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

PART IV.

ITEM 13.                   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    See "Index to Financial Statements" included in the report on page F-1
(b)    Exhibits

3.1 3.2 3.3	Articles of Incorporation [1] Articles of Amendment of the Articles of Incorporation [3] Bylaws [1]
10.1 10.2	Agreement and Plan of Reorganization, Soldnet, Inc. and Artfest, Inc. [2] Loan Agreement (form) with Promissory Note (form), December, 2005 [3]
23.1 ** 31 ** 32 **

  Consent of Thomas Bauman C.P.A., Independent Registered Public Accountant

  Certification of Chief Executive Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002
  Certifications pursuant to Sarbanes - Oxley Act of 2002

  Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Filed Herewith
[1] Incorporated by reference to the Company’s filed Form 10SB with the SEC, February, 2002.
[2] Incorporated by reference to the Company’s filed Form 8K with the SEC, November, 2002.
[3] Incorporated by reference to the Company’s filed Form 10KSB with the SEC, for the year ended December 31, 2002.

(c)           Reports on Form 8-K

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to the Company by the principal accountant, Thomas Bauman C.P.A., for professional services rendered for the years ended December 31, 2005, 2004 and 2003. The Audit Committee considered and discussed with Ernst & Young LLP the provision of non-audit services to the Company and the compatibility of providing such services with maintaining its independence as the Company’s auditor.
Fee Category	Years Ended March 31,
(in thousands)	2005	2004	2003
Audit fees	$11	$11	$11
Audit-related fees	—	—	—
Tax fees	—	—	—
All other fees	—	—	—
Total fees	$11	$11	$11

Audit Fees. This category consists of fees billed for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports and other professional services provided in connection with regulatory filings.
Audit-Related Fees. This category consists of fees billed for assurance and related services that related to the performance of the audit or review of our financial statements and are not otherwise reported under “Audit Fees”.
Tax Fees. This category consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance and acquisitions.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Artfest International, Inc.

Date: January 15, 2007	By:	/s/ Larry D. Ditto
Larry D. Ditto
Chairman, President, and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Larry D. Ditto Larry D. Ditto /s/ Eric Hansen Eric Hansen /s/ Mark Gordon Mark Gordon	Chariman, Chief Executive Officer and President(principal executive officer), Treasurer (principal financial officer) /Director Director Director	January 15, 2007 January 15, 2007 January 15, 2006

INDEX TO FINANCIAL STATEMENTS
PAGE

ACCOUNTANT'S AUDIT REPORT	F-2

FINANCIAL STATEMENTS

Balance Sheets - December 31, 2005 and 2004	F-3

Statements of Operations and Accumulated Deficit	F-4
During the Development Stage

Statements of Cash Flows	F-5

Statement of Changes in Stockholders' Equity	F-6

Notes to Financial Statements	F-7

To the Board of Directors and Stockholders
Artfest International, Inc.
Mission Viejo, California

INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying balance sheets of Artfest International, Inc. (A Development Stage Company) as of December 31, 2005 and 2004, and the related Statements of Operations, Stockholders’ Equity, and Cash Flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted the audit in accordance with standards established by the Public Company Accounting Oversight Board. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Artfest International, Inc. (A Development Stage Company) as of December 31, 2005 and 2004, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

Thomas Bauman, C.P.A.
January 15, 2007

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEETS
DECEMBER 31,
ASSETS
	2005	2004
Current Assets:
Cash	$878	$-
Inventory	21,410	-
Loan Receivable (Notes 5 & 8)	-	50,000
Prepaid Expenses	-	1,098

Total Current Assets	22,288	51,098

Property and Equipment, at cost, less accumulated
depreciation of $24,606 and $13,963 in 2005 and
2004, respectively (Notes 2 & 10)	21,039	31,682
Other Assets	19,895	31,095

TOTAL ASSETS	$63,222	$113,875

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$49,744	$110,913
Cash Overdraft	-	7,268
Accrued Expenses	28,078	5,849
Sales Tax Payable	1,989	1,828
Note Payable - Current Portion ( Note 10)	8,929	6,363
Loans Payable (Notes 9 & 10)	527,216	299,595

Total Current Liabilities	615,956	431,816

Long Term Liabilities:
Note Payable (Note 10)	7,610	14,066

TOTAL LIABILITIES	623,566	445,882

Stockholders' Equity:
Common Stock - $.00001 par value - 40,000,000
shares authorized, 27,668,629 and 25,468,629
shares issued and outstanding in 2005 and	198	198
2004, respectively
Additional Paid-in Capital	224,490	174,490
Accumulated deficit	(785,032)	(506,695)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$63,222	$113,875

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	For the			February 21, 2002
	Years ended			(Inception) to
	December 31,			December 31, 2005
	2005	2004	2003

Revenue	$186,794	$44,158	$37,544	$320,552

Cost of Revenue	10,017	16,164	35,982	191,923

Gross Profit (Loss)	176,777	27,994	1,562	128,629

Selling, General and Administrative	515,003	297,021	130,873	972,271

Net (Loss) From Operations	(338,226)	(269,027)	(129,310)	(843,642)

Other Income (Expense) , Net (Notes 5 & 11)	59,889	-	-	59,889

(Deficit) - Development Stage	$(278,337)	$(269,027)	$(129,311)	$(785,032)

Weighted average number of common shares
outstanding - basic and fully diluted	26,758,629	25,468,629	22,087,500

Net (Loss) per share - basic and full diluted	$(0.01)	$(0.01)	$(0.01)

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the
	Years ended			February 21, 2002
	December 31,			(Inception) to
	2005	2004	2003	December 31, 2005

Cash Flows from Operating Activities:
Net (loss)	$(278,337)	$(269,027)	$(129,311)	$(785,032)

Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	10,643	6,303	7,660	24,606
(Increase) Decrease in Inventory	(21,410)
(Increase) Decrease in prepaid expenses	1,098	5,400	(6,498)	-
Increase (Decrease) in accounts payable	(61,169)	1	3,712	49,744
Increase (Decrease) in accrued expenses	22,229	5,849	0	28,078
Increase (Decrease) in sales payable	160	1,828	0	1,988
(Increase) Decrease in other assets	11,200	(31,095)	0	(19,895)

Net Cash (Used) by Operating Activities:	(315,585)	(280,741)	(124,437)	(721,920)

Cash Flows From Investing Activities:

Purchase of Equipment	0	(15,928)	(29,717)	(45,645)

Net Cash Used by Investing Activities:	0	(15,928)	(29,717)	(45,645)

Cash Flows From Financing Activities:

Issuance of common stock	-	0	1	198
(Increase) Decrease in loans receivable	50,000	0	0	-
Increase in loans payable	223,731	251,372	68,652	543,755
Increase in contributed capital	50,000	45,391	78,099	224,490

Net Cash Provided by Financing Activities:	323,731	296,763	146,752	768,443

Net Increase (Decrease) in Cash	8,146	94	(7,402)	878

Cash at Beginning of Period	(7,268)	(7,362)	40	0

Cash at End of Period	$878	$(7,268)	$(7,362)	$878

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
From February 21, 2002 (Inception) to December 31, 2005

				(Deficit)
				Accumulated
	Common Stock		Additional	During	Total
			Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

February 2002
Issued for Cash	200,000	200			200
June 2002
Issued for Cash	19,685,000	197			197
Contributed Capital			50,000		50,000
July 2002
Contributed Capital			1,000		1,000
November 2002
Relinquished by Shareholder	(200,000)	(200)			(200)
Net Loss	-	-	-	(129,311)	(129,311)
Balance December 31, 2002	19,685,000	197	51,000	(129,311)	(78,114)
April 2003
Issued for Cash	27,000		33,600		33,600
May 2003
Issued for Cash	120,000	1	36,499		36,500
September 2003
Dividends	2,155,500
Contributed Capital			8,000		8,000
December 2003
Dividends	100,000
Net Loss	-	-	-	(108,357)	(108,357)
Balance December 31, 2003	22,087,500	198	129,099	(237,668)	(108,371)
May 2004
Dividends	495,000
Contributed Capital			14,691		14,691
July 2004
Dividends	1,499,400				0
August 2004
Dividends	1,265,300
Contributed Capital			700		700
November 2004
Dividends	121,429
Contributed Capital			30,000		30,000
Net Loss	-	-	-	(269,027)	(269,027)
Balance December 31,2004	25,468,629	198	174,490	(506,695)	(332,007)
May 2005
Dividends	2,100,000
September 2005
Contributed Capital	50,000		40,000		40,000
October 2005
Contributed Capital	50,000		10,000		10,000
Net (loss)	-	-	-	(278,337)	(278,337)

Balance December 31, 2005	27,668,629	$198	$224,490	$(785,032)	$(560,344)

F-6-

Note 1 - History and organization of the company

The Company was organized February 21, 2002 (Date of Inception) under the laws of the state of Delaware to operate a retailing business through its wholly-owned subsidiary. The
Company has limited operations and in accordance with SFAS# 7, the Company is considered a development stage company.

Note 2 - Accounting policies and procedures

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2005 or 2004.

Fixed Assets
Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

Computer equipment	3 years
Automobile	5 years
Office equipment	7 years

Property and Equipment consist of the following as of December,

	2005	2004

Automobile	$29,717	$29,717
Office equipment	15,928	15,928
	45,645	45,645
Less:accumulated depreciation	(24,606)	(13,963)
	$21,039	$31,682

Depreciation expense for the years ended December 31, 2005 and 2004 was $10,643 and $6,303, respectively.

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2005 or 2004.

Revenue recognition
The Company recognized revenue and gains when earned and related costs of sales and expenses when incurred.

Advertising costs
The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, or general and administrative expenses in 2005 or 2004.

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards
No. 128 (SFAS # 128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options of warrants as of December 31, 2005 or 2004.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005 or 2004 respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximated fair values or they are payable on demand.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $785,032 for the period from February 21, 2002 (inception) to
December 31, 2005. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.
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

As of December 31, 2005 , the Company has a net operating loss carryforward of approximately
$785,032 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2025.

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

On August 17, 2004 the Company executed a Confidential Private Offering Memorandum to accredited investors only. In accordance with the terms of the offering, up to 3,571,428 shares of the Company's common stock could be sold at $0.70 per share. Prospective investors must subscribe for a minimum of 10,000 shares for $7,000. As of the report date, no investors have purchased any stock. The offering terminated on August 31, 2005.

Note 7 - Warrants and options

As of December 31, 2005 or 2004, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 - Leases

In May 2006 the Company terminated it's lease agreements and vacated the properties that were being leased. The following summarizes the lease agreements that were in effect during the reporting period.

On March 23, 2003 the Company executed a lease agreement that calls for the issuance of
Company stock to the landlord of the Centerpoint mall in Grand Rapids, Michigan, in exchange for rent. The lease will expire five years from the commencement date. The terms of the lease called for a base rent of $54,660 per year for the first two years in exchange for
1,000,000 shares of the Company's stock, and $72,880 per year for 3 through 5. The shares are transferrable at the landlord's discretion and will be tendered upon landlord's completion of leasehold improvements. The lease also provided for additional rent of 10% of gross sales in excess of $500,000 for years 1 and 2, and 5% of gross sales in excess of
$1,457,600 for years 3 through 5.

On October 10, 2004, the Company executed a lease agreement for gallery space in
Key West, Florida. The lease called for a monthly rent payment of $6,300 for a term of three years commencing on October 15, 2004 and ending on October 14, 2007. The lease also called for a five percent (5%) increase in rent upon each anniversary of the lease commencement, as well as a three month security deposit.

Note 9 - Related party transactions

On June 23, 2002, the Company loaned $50,000 to an affiliated company. The note is due upon demand and bears no interest rate. The loan is to a company who's principle owner,
Joseph Walsh, was also the Principal owner Chief Operating Officer, Treasurer, and Chairman of the Board of the Company. The note was deemed uncollectible and written off in 2005 (See Note 5).

Office space and services have been and are provided without charge by the Chief Executive Officer during 2005. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

The officers and directors of the Company are involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

Note 10 - Loans Payable

During the year ended December 31, 2005, the Company signed a promissory note payable to a shareholder in the amounts of $226,100. The loan is due upon demand and bears interest at the prime rate. During the years ended December 31, 2004 and 2003, the Chief Operating Officer
of the Company loaned the Company $2,354 and $8,557, respectively. The loan is due upon demand and bears no interest rate.

On January 5, 2003, the Company purchased a 2002 Chevrolet Avalanche through GMAC for $29,717. The note calls for a term of 5 years at a rate of 5.9% beginning on
February 24, 2003, and maturing on December 24, 2007. Current and long-term portions of the note payable are as follows:

Year	Principal	Interest

2005	$6,229	$1,040
2006	6,606	662
2007	7,607	264

Included in the accompanying balance sheet under the following captions:

	2005	2004

Note Payable- Current Portion	$8,930	$6,363
Note Payable - Long Term	7,609	14,066
	$16,539	$20,429

At December 31, 2005, the Company has short term notes payable to non-shareholder and shareholder investors in the amount of $527,216. The notes call for varying interest rates ranging from 1% to 8% per annum, and contain a stock payment option payable at the lender's discretion. Several of the notes also call for a payment of 3.75% of gross sales from the Company's coffee shop revenue at its Grand Rapids, Michigan mall location.

Included in the accompanying balance sheet under Loans Payable

	2005	2004

Loans Payable - shareholders	$508,184	$299,595
Loans Payable - non shareholders	19,032	-
Total current loans payable	$527,216	$299,595

Note 11 - Other Income (Expense), Net

Included in this caption is a loan receivable from an affiliated company for $50,000 that was deemed uncollectible and written off to bad debt expense in 2005. Accounts payable consisting of of unpaid consulting fees to an individual and the Company’s former Chief Operating Officer in the amount of $82,000 were recorded as relief of debt income. In addition, a loan payable due a shareholder in the amount of $15,000 was satisfied upon completion of a sales transaction for inventory in 2004.

Note 12 - Subsequent Events

As of the report date, the Company has ceased operations and is seeking a merger. Management does not have a plan in place in the event that such a merger does not materialize. If a merger is completed, the transaction would be accounted for as a Type B Reorganization as defined in
IRC Code Section 368.

As of the report date, the Company is in default on all of its short term notes payable.
At December 31, 2005 the outstanding balance of the notes payable is $527,216, exclusive of accrued interest and royalties in the amount of $20,265 and $1,962, respectively. Management estimates that the accrued interest and royalty expense related to the short term notes payable to date is approximately $37,000 and $2,000, respectively. Management has not formulated a repayment plan, and no contingency plan has been established in the event that the lenders seek legal remedies.

Lease termination

In May 2006 the Company terminated its lease agreements and vacated the properties leased.
The lease and security deposits were sharged to rent expense in 2006.

