Form 10QSB
period 2006-06-30
ARTFEST INTERNATIONAL INC
filed 2007-03-30
CIK 1168738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

As of March 23, 2007, the Registrant had 28,000,629 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Table of Contents

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management's Discussion and Analysis and Plan of Operation

Item 3.	Controls and Procedures.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

CERTIFICATIONS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

To the Board of Directors and Stockholders
Artfest International, Inc.
Mission Viejo, California

ACCOUNTANT’S REVIEW REPORT

I have reviewed the Balance Sheet of Artfest International Inc. (A Development Stage
Company) as of June 30, 2006 and 2005 and the related Statements of Operations,
Stockholders’ Equity, and Cash Flows for the periods then ended in accordance with
Statements on Standards for Accounting and Review Services issued by the American
Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Artfest International, Inc.

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

Thomas Bauman, C.P.A.
March 23, 2007

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)
	June 31,	December 31,
	2006	2005
Current Assets:
Cash	$8,609	$878
Inventory	-	21,410
Prepaid Expenses	561	-

Total Current Assets	9,170	22,288

Property and Equipment, at cost less
accumulated depreciation	7,475	21,039
Long-Term Assets	-	19,895

TOTAL ASSETS	16,645	63,222

Current Liabilities:
Accounts Payable and Accrued Liabilities	$92,052	$79,811
Note Payable - Current Portion	18,806	8,929
Loans Payable (Note 11)	583,982	527,216
Total Current Liabilities	694,840	615,956

Long Term Liabilities:
Note Payable - Long Term	-	7,610

TOTAL LIABILITIES	694,840	623,566

Stockholders' Equity:
Common Stock - $.00001 par value - 40,000,000
shares authorized, 27,800,627
shares issued and outstanding	198	198
Additional Paid-in Capital	264,490	224,490
Accumulated deficit	(942,883)	(785,032)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,645	$63,222

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three		For the Six
	Months ended		Months ended
	June 30,		June 30,

	2006	2005	2006	2005

Revenues	$24,587	$36,637	$11,257	$131,534

Cost of Revenue	36,962	13,017	69,929	21,917

Gross Profit (Loss)	(12,375)	23,620	21,328	109,617

Sales, General and Administrative Expenses	72,362	130,271	(161,605)	233,514

Net (Loss) From Operations	(84,737)	(106,651)	(140,277)	(123,897)

Other Income (Expense) , Net (Notes 5 & 12)	(17,573)	-	(17,573)	(41,505)

(Deficit)- Development Stage	$(102,310)	$(106,651)	$(157,850)	$(165,402)

Weighted average number of common shares
outstanding - basic and fully diluted	27,800,629	26,168,629	27,756,629	26,168,629

Net (Loss) per share - basic and fully diluted	$0	$0	$0	$0

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months ended June 30,
	2006	2005

Cash Flows from Operating Activities:
Net Income (Loss)	$(157,850)	$(165,401)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	2,350	5,322
(Increase) Decrease in other assets	21,410	(309)
Increase in loan receivable	995	50,000
Increase (Decrease) in accounts payable	12,241	30,462
Increase in prepaid expenses	(561)	-
Net Cash (Used) by Operating Activities:	(121,415)	(79,926)

Cash Flows From Investing Activities:
(Purchase ) Disposal of Equipment	30,114	-
Net Cash Used by Investing Activities:	30,114	-

Cash Flows From Financing Activities:

Issuance of Common Stock	-	-
Decrease in Notes payable	2267	(3,108)
Increase in loans payable	56,765	79,788
Increase in contributed capital	40,000	-

Net Cash Provided by Financing Activities:	99,032	76,680

Net Increase in Cash	7731	(3,246)

Cash at Beginning of Period	878	(7,268)

Cash at End of Period	$8,609	$(10,514)

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Note 1 - History and organization of the company

The Company was organized February 21, 2002 (Date of Inception) under the laws of the state of Delaware to operate a retailing business through its wholly-owned subsidiary.

Note 2 - Accounting policies and procedures

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2006.

Fixed Assets
Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

Computer equipment	3 years
Office equipment	4 years

Property and Equipment consist of the following:

Office equipment	15,928
Less-accumulated depreciation	(8,453)
$7,475

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at June 30, 2006.

Revenue recognition
The Company recognized revenue and gains when earned and related costs of sales and expenses when incurred.

Advertising costs
The Company expenses all costs of advertising as incurred. There were nominal advertising costs included in selling, or general and administrative expenses in 2006 or 2005.

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards
No. 128 (SFAS # 128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of June 30, 2006 or 2005.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2006 and 2005 respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximated fair values or they are payable on demand.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $942,883 for the period from February 21, 2002 (inception) to
June 30, 2006. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.
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

As of June 30, 2006, the Company has a net operating loss carryforward of approximately
$942,883 for tax purposes, which will be available to offset future taxable income.
This carryforward will expire in 2026.

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

Note 7 - Warrants and options

As of June 30, 2006 and 2005, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

As of the report date, the Company had defaulted on the note and the vehicle has been returned to to GMAC for sale. As a result the balance due to GMAC has been classified as a current liabiliaty.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Results of Operations

(a) Revenues

Operating revenues for the three months ended June 30, 2006 were $24,587 with an operating loss of $102,310. Operating revenues for the quarter ended June 30, 2005 were $36,637 with an operating loss of $106,651. The change in the revenues was due to market conditions. The change in the operating loss was due to product mix.

(b) Costs and Expenses

Costs for the three months ended June 30, 2006 were $36,962 compared to $13,017 for the corresponding period ended June 30, 2005. General and administrative expenses of $72,362 decreased the subject fiscal quarter compared to $130,271 for the year preceding. The decrease is a result of a reduction in expenses as the company ceased operations.

(c) Depreciation, Depletion and Amortization

Depreciation totaled $2,350 in 2006 as compared to $2,661 for the preceding year quarter. The decrease from prior year is the result of the disposal of a company automobile during 2006.  No depletion or amortization was charged during 2006 or 2005.

(e) Other Income (Expense)

(f) Net Loss

The company had a net loss of $102,310 for the three months ended June 30, 2006 compared to a net loss of $106,651 for the prior year quarter.

Plan of Operation

Our current plan, in summary, as of December, 2006, is focused primarily on corporate and securities law considerations in completing a process of updating filings with both applicable state and Federal agencies, as needed, including the SEC, and related efforts. Management believes the success of the business, potential in the future, needs a stable foundation as a public company. The first part is compliance with laws and regulations, primarily updating and keeping current filings with the SEC, and next establishing the business as a “trading” entity upon some stock exchange or similar trading medium. At the same time, it is important to continue core business pursuits, such as operational improvements, and become a profitable business. We anticipate obtaining funding to address cash flow needs through private placements, loans and similar matters. Our plan is subject to many risks. No assurance of success can be given. We have, as of December, 2006, confirmed terms on a loan and related arrangements. We may experience additional funding from this source, with no guarantee, but also are subject to restrictions on obtaining other funding, and undertaking both corporate level and operations level actions while the agreement is in place. See, Loan Obligation and Management Restructuring, and other information, contained in the Company Form 10-KSB report for the fiscal year ended December 31, 2002, and subsequent filings and amendments, if any.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal year covered by the 2006 Annual Report on Form 10-KSB. As described there in under “Management’s Report on Internal Control Over Financial Reporting,” the Company continues to report a material weakness in the internal control over financial reporting as of December 31, 2006. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by the 2005 Annual Report on Form 10-KSB, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as a result of the reported material weakness.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Equity Securities Sold Without Registration

The following securities of our Company were sold without registration for the periods indicated:

Period	Shares Issued	Purpose	Amount Received

Q1 2005	2,100,000	Gifts / Services	*
Q2 2005	*	*	*
Q3 2005	50,000	Capital Contribution	$35,000
Q4 2005	10,000	Capital Contribution	$15,000
	40,000	Gifts / Services	*

Q1 2006	132,000	Capital Contribution	$40,000
Q2 2006	*	*	*
Q3 2006	200,000	Services	*
Q4 2006	*	*	*

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

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artfest International, Inc.

Date: March 23, 2007	By:	/s/ Larry D. Ditto

President (principal executive officer and principal financial officer)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBIT INDEX

Number	Description
3.1 3.2 3.3	Articles of Incorporation [1] Articles of Amendment of the Articles of Incorporation [3] Bylaws [1]
10.1 10.2	Agreement and Plan of Reorganization, Soldnet, Inc. and Artfest, Inc. [2] Loan Agreement (form) with Promissory Note (form), December, 2005 [3]
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