Form 10QSB
period 2006-09-30
ARTFEST INTERNATIONAL INC
filed 2007-03-30
CIK 1168738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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
Mission Viejo, California

ACCOUNTANT’S REVIEW REPORT

I have reviewed the Balance Sheet of Artfest International Inc. (A Development Stage
Company) as of September 30, 2006 and 2005 and the related Statements of Operations,
Stockholders’ Equity, and Cash Flows for the periods then ended in accordance with
Statements on Standards for Accounting and Review Services issued by the American
Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Artfest International, Inc.

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

/s/ Thomas Bauman, C.P.A.
Thomas Bauman, C.P.A.
March 23, 2007

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
Current Assets:
Cash	$1,690	$878
Inventory	-	21,410
Prepaid Expenses	561	-

Total Current Assets	2,251	22,288

Property and Equipment, at cost less
accumulated depreciation	6,300	21,039
Long-Term Assets	-	19,895

TOTAL ASSETS	8,551	63,222

Current Liabilities:
Accounts Payable and Accrued Liabilities	$95,424	$79,811
Note Payable - Current Portion	18,806	8,929
Loans Payable (Note 11)	591,831	527,216
Total Current Liabilities	706,061	615,956

Long Term Liabilities:
Note Payable - Long Term	-	7,610

TOTAL LIABILITIES	643,810	623,566
	706,061
Stockholders' Equity:
Common Stock - $.00001 par value - 40,000,000
shares authorized, 28,000,629 and 27,668,629
shares issued and outstanding	198	198
Additional Paid-in Capital	264,490	224,490
Accumulated deficit	(962,198)	(785,032)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,551	$63,222

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

	For the Three		For the Nine
	Months ended		Months ended
	September 30,		September 30,

	2006	2005	2006	2005

Revenues	$-	$16,783	$91,257	$148,317

Cost of Revenue	-	4,694	69,929	26,610

Gross Profit (Loss)	-	12,089	21,328	121,707

Sales, General and Administrative Expenses	19,315	123,672	180,921	357,186

Net (Loss) From Operations	(19,315)	(111,583)	(159,593)	(235,479)

Other Income (Expense) , Net (Notes 5 & 12)	-	-	(17,573)	(41,505)

(Deficit) - Development Stage	$(19,315)	$(111,583)	$(177,166)	$(276,984)

Weighted average number of common shares
outstanding - basic and fully diluted	27,900,629	26,531,129	27,817,629	26,531,129

Net (Loss) per share - basic and fully diluted	$0	$0	$0	$0

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine
	Months ended
	September 30,

	2006	2005

Cash Flows from Operating Activities:
Net Income (Loss)	$(177,166)	$(276,984)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	3,525	7,982
(Increase) Decrease in other assets	21,410	(1,543)
Increase in loan receivable	995	50,000
Increase (Decrease) in accounts payable	15,613	36,825
Increase in prepaid expenses	(561)	-
Net Cash (Used) by Operating Activities:	(136,184)	(183,720)

Cash Flows From Investing Activities:
(Purchase ) Disposal of Equipment	30,114	-
Net Cash Used by Investing Activities:	30,114	-

Cash Flows From Financing Activities:

Issuance of Common Stock	-	-
Decrease in Notes payable	2,267	(4,771)
Increase in loans payable	64,615	173,141
Increase in contributed capital	40,000	40,000

Net Cash Provided by Financing Activities:	106,882	208,370

Net Increase in Cash	812	24,650

Cash at Beginning of Period	878	(7,268)

Cash at End of Period	$1,690	$17,382

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 - History and organization of the company

The Company was organized February 21, 2002 (Date of Inception) under the laws of the state of Delaware to operate a retailing business through its wholly-owned subsidiary.

Note 2 - Accounting policies and procedures

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2006.

Fixed Assets
Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

Computer equipment	3 years
Office equipment	4 years

Property and Equipment consist of the following:

Office equipment	$15,928
Less-accumulated depreciation	(9,628)
$6,300

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at September 30, 2006.

Revenue recognition
The Company recognized revenue and gains when earned and related costs of sales and expenses when incurred.

Advertising costs
The Company expenses all costs of advertising as incurred. There were nominal advertising costs included in selling, or general and administrative expenses in 2006 or 2005.

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards
No. 128 (SFAS # 128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of September 30, 2006 or 2005.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2006 and 2005 respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximated fair values or they are payable on demand.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $962,198 for the period from February 21, 2002 (inception) to
September 30, 2006. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.
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

As of September 30, 2006, the Company has a net operating loss carryforward of approximately
$962,198 for tax purposes, which will be available to offset future taxable income.
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

Note 7 - Warrants and options

As of September 30, 2006 and 2005, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

As of the report date, the Company had defaulted on the note and the vehicle has been returned to GMAC for sale. As a result the balance due GMAC has been classified as a current liability.

Note 11 - Short term notes payable

The Company has $591,831 short term notes payable to shareholders. The notes call for varying interest rates ranging from 1% to 8% per annum, and contain a stock payment option payable to the lender's discretion.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Results of Operations

(a) Revenues, Costs and Expenses, and Net Loss

Operating revenues for the three months ended September 30, 2006 were $0 with an operating loss of $19,315. Operating revenues for the quarter ended September 30, 2005 were $16,782 with an operating loss of $111,583. There were no further revenues recorded as the company ceased operations in the second quarter of 2006, therefore comparisons to the prior periods are not meaningful. The loss of $19,315 is attributed to general administrative expenses in connection with closing down operations and maintaining regulatory compliance.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Equity Securities Sold Without Registration

The following securities of our Company were sold without registration for the periods indicated:

Period	Shares Issued	Purpose	Amount Received

Q1 2005	2,100,000	Gifts / Services	*
Q2 2005	*	*	*
Q3 2005	50,000	Capital contribution	$35,000
Q4 2005	10,000	Capital Contribution	$15,000
	40,000	Gifts / Services	*

Q1 2006	132,000	Capital Contributions	$40,000
Q2 2006	*	*	*
Q3 2006	200,000	Services	*
Q4 2006	*	*	*

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

None

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