Form 10KSB
period 2006-12-31
ARTFEST INTERNATIONAL INC
filed 2007-03-30
CIK 1168738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

      (Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Issuer had revenues of $91,957 for the fiscal year ended December 31, 2006.

The aggregate market value of the voting stock held by non-affiliates cannot be readily determined.

As of  March 23, 2007 the Registrant had 28,000,629 shares of common stock outstanding.

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

See, Loan Obligation and Management Restructuring.

Competition and Markets

The retail business is highly competitive in all of its phases, with competition from local and national competitors.

Definitions

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own or lease any real estate as of the report date.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock is not currently traded on any exchange, but we do anticipate beginning to be traded April, 2007.

Holders of Common Equity

As of March 23, 2007 we had approximately 145 shareholders of record of our common stock.
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

Equity Securities Sold Without Registration

The following securities of our Company were sold without registration for the periods indicated:

Period	Shares Issued	Purpose	Amount Received
Q1 2005	2,100,000	Gifts / Services	*
Q2 2005	*	*	*
Q3 2005	50,000	Capital contribution	$35,000
Q4 2005	10,000	Capital Contribution	$15,000
	40,000	Gifts / Services	*

Q1 2006	132,000	Capital contribution	$40,000
Q2 2006	*	*	*
Q3 2006	200,000	Gifts/Services	*
Q4 2006	*	*	*

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

The Company realizes that at least $1,600,000 dollars is needed to continue and expand operations for the next year. The Company anticipates obtaining funding to address such cash flow needs through private placements, loans and other avenues of capital acquisition. The Company plan is subject to numerous risks and no assurance of success can be given. The Company has, as of December, 2006, confirmed terms on a loan and related financial arrangements. The Company may receive additional funding from this source, but there is no guarantee. While the loan is in force, there are restrictions placed on the Company reference obtaining funds from other sources and restrictions are in place that deals with corporate and operational level actions. See Loan Obligation and Management Restructuring.

Critical Accounting Policies

None

Results of Operations:

As discussed in more detail throughout this report, the company ceased operations in the second quarter of 2006. No further revenue was recorded after that and operating expenses were reduced or eliminated. Activities after that time were limited to fulfilling administrative responsibilities and costs associated with accounting and regulatory reporting requirements. Therefore, comparisons with prior periods may not be meaningful.

(a) Revenues

Operating revenues for the 12 months ended December 31, 2006 were $91,257 with an operating loss of $227,510. Operating revenues for the year ended December 31, 2005 were $186,794 with an operating loss of $278,337. The change in the revenues is primarily attributed to the closing of the Company’s galleries. The change in the operating loss was due to increased general and administrative expenses offset by lower expenses as the company was winding down operations.

(b) Costs and Expenses

Costs for the twelve months ended December 31, 2006 increased by $59,912 or 698% to $69,929 as compared to $10,017 for the corresponding period ended December 31, 2005. This increase is due to costs associated with closing operations.

Selling, general and administrative expenses of $231,265 decreased the subject fiscal year compared to $515,003 for the year preceding. The decrease is primarily the result of additional legal accounting advisory and other consulting and professional services required to assist the Company with its corporate and regulatory compliance areas, offset by reduced operating expenses as the Company wound down operations.

(c) Depreciation, Depletion and Amortization

Depreciation totaled $4,700 in 2006 as compared to $10,643 for the preceding year. The decrease from prior year is the result of the disposal of a company automobile during 2006.  No depletion or amortization was charged during 2006 or 2005.

(e) Other Income (Expense)

Other expense of $17,573, net, was recorded during 2006, compared to other income of $93,610, net, in 2005. Approximately $87,000 in accounts payable for consulting fees related to the start up of the companies operations recorded in 2002 were reversed and treated as other income in 2005. Included in this caption is a loan receivable from an affiliated company for $50,000 that was deemed uncollectible and written off to bad debt expense in 2005. Accounts payable consisting of unpaid consulting fees to an individual and the Company’s former Chief Operating Officer in the amount of $82,000 were recorded as relief of debt income. In addition, a loan payable due a shareholder in the amount of $15,000 was satisfied upon completion of a sales transaction for inventory in 2004.

(f) Net Loss

The company had a net loss of $227,510 for the twelve months ended December 31, 2006 compared to a net loss of $278,337 for the prior year, offset in part by higher gross profit on product sales and the recognition of other income on the reversal of prior period expenses. The decrease in Net loss is attributed to the decrease in operating expense as operations were ceased.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”

Based on management’s assessment using the COSO criteria, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2006 as a result of a material weakness in internal controls as described below.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As of December 31, 2006, management has concluded that the control environment maintained by the Company’s prior management was ineffective. Specifically, there was a lack of documentation of control procedures, and separation of duties with respect to cash reconciliations and sales reporting. This control deficiency resulted in audit adjustments to the 2006 financial statements. In addition, this control deficiency, if un-remediated, could result in a misstatement of the sales and the long term liability accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Management has also concluded that the controls surrounding the completeness and accuracy of the Company’s stock ledger were inadequate. This control deficiency could result in a misstatement of the outstanding shares of the Company’s common stock. Accordingly, management has concluded that these control deficiencies constitute a material weakness.

The Company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, as stated in their report which appears on page 11 of this Form 10-KSB under the heading, Report of Independent Registered Public Accounting Firm.

DATED: March 23, 2007	By:	/s/ Larry D. Ditto
Larry D. Ditto
Chairman, President and Chief Executive Officer

(b)

Report of Independent Registered Public Accounting Firm
To The Board of Directors and Shareholders,
Artfest International, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Artfest International, Inc. (“the Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the Company not maintaining effective controls over the recording of transactions and the safeguarding of assets based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of December 31, 2006.

As of December 31, 2006, management has concluded that the control environment maintained by the Company’s prior management was ineffective. Specifically, there was a lack of documentation of control procedures, and separation of duties with respect to cash reconciliations and sales reporting. This control deficiency resulted in audit adjustments to the 2006 financial statements. In addition, this control deficiency could result in a misstatement of the sales and the long term liability accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Management has also concluded that the controls surrounding the completeness and accuracy of the Company’s stock ledger were inadequate. This control deficiency could result in a misstatement of the outstanding shares of the Company’s common stock.

These control deficiencies were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those financial statements.

In our opinion, management’s assessment that Artfest International, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Artfest International, Inc. maintained, in all material respects, ineffective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying financial statements of the Company as listed in the accompanying index and our report dated March 23, 2007 expressed an unqualified opinion on those financial statements. Our report dated March 23, 2007 contains an explanatory paragraph that states that the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited operations and has not commenced planned principle operations. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management’s plan regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

By:	/s/ Thomas Bauman C.P.A.
Thomas Bauman C.P.A.
March 23, 2007

INDEX TO FINANCIAL STATEMENTS
PAGE

ACCOUNTANT'S AUDIT REPORT	F-2

FINANCIAL STATEMENTS

Balance Sheets - December 31, 2006 and 2005	F-3

Statements of Operations and Accumulated Deficit	F-4
During the Development Stage

Statements of Cash Flows	F-5

Statement of Changes in Stockholders' Equity	F-6

Notes to Financial Statements	F-7

To the Board of Directors and Stockholders
Artfest International, Inc.
Mission Viejo, California

INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying balance sheets of Artfest International, Inc. (A Development Stage Company) as of December 31, 2006 and 2005, and the related Statements of Operations, Stockholders’ Equity, and Cash Flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Artfest International, Inc. (A Development Stage Company) as of December 31, 2006 and 2005, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

Thomas Bauman, C.P.A.
March 23, 2007

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEETS
DECEMBER 31,

ASSETS
	2006	2005
Current Assets:
Cash	$255	$878
Inventory	-	21,410
Prepaid Expenses	561	-

Total Current Assets	816	22,288

Property and Equipment, at cost, less accumulated
depreciation of $24,606 and $13,963 in 2005 and
2004, respectively (Notes 2 & 9)	5,125	21,039
Other Assets	-	19,895

TOTAL ASSETS	$5,941	$63,222

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$28,409	$49,744
Accrued Expenses	78,181	28,078
Sales Tax Payable	4,292	1,989
Note Payable - Current Portion ( Note 10)	18,806	8,929
Loans Payable (Notes 8 & 9)	624,107	527,216

Total Current Liabilities	753,795	615,956

Long Term Liabilities:
Note Payable (Note 9)	-	7,610

TOTAL LIABILITIES	753,795	623,566

Stockholders' Equity:
Common Stock - $.00001 par value - 40,000,000
shares authorized, 28,000,629 and 27,668,629
shares issued and outstanding in 2005 and	198	198
2004, respectively
Additional Paid-in Capital	264,490	224,490
Accumulated deficit	(1,012,542)	(785,032)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,941	$63,222

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	For the			February 21, 2002
	Years ended			(Inception) to
	December 31,			December 31, 2006
	2006	2005	2004

Revenue	$91,257	$186,794	$44,158	$411,809

Cost of Revenue	69,929	10,017	16,164	261,852

Gross Profit (Loss)	21,328	176,777	27,994	149,957

Selling, General and Administrative	231,265	515,003	297,021	1,204,815

Net (Loss) From Operations	(209,937)	(338,226)	(269,027)	(1,054,858)

Other Income (Expense) , Net (Notes 5 & 10)	(17,573)	59,889	-	42,316

(Deficit) - Development Stage	$(227,510)	$(278,337)	$(269,027)	$(1,012,542)

Weighted average number of common shares
outstanding - basic and fully diluted	27,817,629	26,758,629	25,468,629

Net (Loss) per share - basic and full diluted	$(0.01)	$(0.01)	$(0.01)

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the
	Years ended			February 21, 2002
	December 31,			(Inception) to
Cash Flows from Operating Activities:	2006	2005	2004	December 31, 2006
Net (loss)	$(227,510)	$(278,337)	$(269,027)	$(1,012,542)

Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	4,700	10,643	6,303	10,803
(Increase) Decrease in Inventory	21,410	(21,410)		0
(Increase) Decrease in prepaid expenses	(561)	1,098	5,400	(561)
Increase (Decrease) in accounts payable	(21,335)	(61,169)	1	28,409
Increase (Decrease) in accrued expenses	50,103	22,229	5,849	78,181
Increase (Decrease) in sales payable	2,303	160	1,828	4,291
(Increase) Decrease in other assets	19,895	11,200	(31,095)	0

Net Cash (Used) by Operating Activities:	(150,995)	(315,585)	(280,741)	(891,419)

Cash Flows From Investing Activities:

Purchase of Equipment	11,214	0	(15,928)	(15,927)

Net Cash Used by Investing Activities:	0	0	(15,928)	(15,927)

Cash Flows From Financing Activities:

Issuance of common stock	-	-	0	198
(Increase) Decrease in loans receivable	0	50,000	0	0
Increase in loans payable	99,158	223,731	251,372	642,913
Increase in contributed capital	40,000	50,000	45,391	264,490

Net Cash Provided by Financing Activities:	139,158	323,731	296,763	907,601

Net Increase (Decrease) in Cash	(623)	8,146	94	255

Cash at Beginning of Period	878	(7,268)	(7,362)	0

Cash at End of Period	$255	$878	$(7,268)	$255

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
From February 21, 2002 (Inception) to December 31, 2006

				(Deficit)
				Accumulated
	Common Stock		Additional	During	Total
			Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

February 2002
Issued for Cash	200,000	200			200
June 2002
Issued for Cash	19,685,000	197			197
Contributed Capital			50,000		50,000
July 2002
Contributed Capital			1,000		1,000
November 2002
Relinquished by Shareholder	(200,000)	(200)			(200)
Net Loss	-	-	-	(129,311)	(129,311)
Balance December 31, 2002	19,685,000	197	51,000	(129,311)	(78,114)
April 2003
Issued for Cash	27,000		33,600		33,600
May 2003
Issued for Cash	120,000	1	36,499		36,500
September 2003
Dividends	2,155,500
Contributed Capital			8,000		8,000
December 2003
Dividends	100,000
Net Loss	-	-	-	(108,357)	(108,357)
Balance December 31, 2003	22,087,500	198	129,099	(237,668)	(108,371)
May 2004
Dividends	495,000
Contributed Capital			14,691		14,691
July 2004
Dividends	1,499,400				0
August 2004
Dividends	1,265,300
Contributed Capital			700		700
November 2004
Dividends	121,429
Contributed Capital			30,000		30,000
Net Loss	-	-	-	(269,027)	(269,027)
Balance December 31,2004	25,468,629	198	174,490	(506,695)	(332,007)
May 2005
Dividends	2,100,000
September 2005
Contributed Capital	50,000		40,000		40,000
October 2005
Contributed Capital	50,000		10,000		10,000
Net (loss)	-	-	-	(278,337)	(278,337)
Balance December 31, 2005	27,668,629	$198	$224,490	$(785,032)	$(560,344)
February 2006
Contributed Capital	132,000		40,000
September 2006
Shares Issued
Shares Issued	200,000
Net Loss				(227,510)	(227,510)
Balance December 31, 2006	28,000,629	$198	$264,490	$1,012,542	795,584

F-6-

Note 1 - History and organization of the company

The Company was organized February 21, 2002 (Date of Inception) under the laws of the state of Delaware to operate a retailing business through its wholly-owned subsidiary. The
Company has limited operations and in accordance with SFAS# 7, the Company is considered a development stage company.

As of May, 2006 The company ceased operations. Activities are limited to administrative and routine matters related to winding down operations and conforming with regulatory and compliance requirements.

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
The lease and security deposits were charged to rent expense in 2006.

Note 2 - Accounting policies and procedures

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2006 or 2005.

Fixed Assets
Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

Computer equipment	3 years
Automobile	5 years
Office equipment	7 years

Property and Equipment consist of the following as of December,

	2006	2005

Automobile	$-	$29,717
Office equipment	15,928	15,928
	15,928	45,645
Less:accumulated depreciation	10,803	(24,606)
	$5,125	$21,039

Depreciation expense for the years ended December 31, 2006 and 2005 was $4,700 and $10,643, respectively.

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2006 or 2005.

Revenue recognition
The Company recognized revenue and gains when earned and related costs of sales and expenses when incurred.

Advertising costs
The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, or general and administrative expenses in 2006 or 2005.

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards
No. 128 (SFAS # 128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options of warrants as of December 31, 2006 or 2005.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006 or 2005 respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximated fair values or they are payable on demand.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $1,012,542 for the period from February 21, 2002 (inception) to
December 31, 2006. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.
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

As of December 31, 2006, the Company has a net operating loss carryforward of approximately
$1,012,542 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2026.

Note 5 - Stockholders' Equity

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

Note 6 - Warrants and options

As of December 31, 2006 or 2005, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 7 - Leases

In May 2006 the Company terminated its lease agreements and vacated the properties that were being leased.

Note 8 - Related party transactions

Office space and services have been and are provided without charge by the Chief Executive Officer during 2006. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

The officers and directors of the Company are involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

Note 9 - Loans Payable

During the year ended December 31, 2006, the Company signed a promissory note payable to a shareholder in the amounts of $342,991. The loan is due upon demand and bears interest at the prime rate.

On January 5, 2003, the Company purchased a 2002 Chevrolet Avalanche through GMAC for $29,717. The note calls for a term of 5 years at a rate of 5.9% beginning on
February 24, 2003, and maturing on December 24, 2007. As of the report date the loan was delequent and the vehicle has been returned to GMAC. The balance due is categorized under current liabilities as of December 31, 2006.

Current and long term portions of the note payable are as follows:

Year	Principal	Interest

2006	6,606	662
2007	7,607	264

Included in the accompanying balance sheet under the following captions:

	2006	2005

Note Payable- Current Portion	$18,806	$8,930
Note Payable - Long Term	-	7,609
	$18,806	$16,539

At December 31, 2006, the Company has short term notes payable to non-shareholder and shareholder investors in the amount of $321,110. The notes call for varying interest rates ranging from 1% to 8% per annum, and contain a stock payment option payable at the lender's discretion.

Included in the accompanying balance sheet under Loans Payable

	2006	2005

Loans Payable - shareholders	$605,075	$508,184
Loans Payable - non shareholders	19,032	19,032
Total current loans payable	$624,707	$527,216

Note 10 - Other Income (Expense), Net

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

Note 11- Subsequent Events

As of the report date, the Company is in default on all of its short term notes payable.
At December 31, 2006 the outstanding balance of the notes payable is $624,107, exclusive of accrued interest and royalties in the amount of $72,145 and $20,265, respectively. Management estimates that the accrued interest and royalty expense related to the short term notes payable to date is approximately $87,000 and $37,000, respectively. Management has not formulated a repayment plan, and no contingency plan has been established in the event that the lenders seek legal remedies.

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

NONE

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

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

						Long-term compensation
		Annual compensation				Awards		Payouts
Name and principal position	Year	Salary	Bonus	Other annual compen- sation	Restricted stock award(s)	Securities under- lying options/ SARs	LTIP payouts	All other compen- sation
		($)	($)	($)	($)	(#)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Larry D. Ditto	2004	$0	$0	$0	$0	$0	$0	$0
President and	2005	$0	$0	$0	$0	$0	$0	$0
CEO (A)	2006	$0	$0	$0	$0	$0	$0	$0

(A)- As of June 30, 2005 Larry D. Ditto was appointed CEO. On May 16, 2006 he was also appointed President. On June 22, 2006 he was also appointed Chairman of the Board of Directors.

Other Compensation

(a)     There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees.
(b)     No remuneration is contracted to be paid in the future directly or indirectly to any officer or director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of shares of common stock as of March 23, 2007 by (i) all stockholders known to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all Directors and executive officers, individually and as a group:

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

NONE

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to the Company by the principal accountant, Thomas Bauman C.P.A., for professional services rendered for the years ended December 31, 2006, 2005 and 2004.

Fee Category	Years Ended December 31,
(in thousands)	2006	2005	2004
Audit fees	$11	$11	$11
Audit-related fees	—	—	—
Tax fees	—	—	—
All other fees	—	—	—
Total fees	$11	$11	$11

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

Signature	Title	Date
/s/ Larry D. Ditto Larry D. Ditto /s/ Eric Hansen Eric Hansen /s/ Mark Gordon Mark Gordon	Chariman, Chief Executive Officer and President(principal executive officer), Treasurer (principal financial officer) /Director Director Director	March 23, 2007 March 23, 2007 March 23, 2006

INDEX TO FINANCIAL STATEMENTS
PAGE

ACCOUNTANT'S AUDIT REPORT	F-2

FINANCIAL STATEMENTS

Balance Sheets - December 31, 2006 and 2005	F-3

Statements of Operations and Accumulated Deficit	F-4
During the Development Stage

Statements of Cash Flows	F-5

Statement of Changes in Stockholders' Equity	F-6

Notes to Financial Statements	F-7

To the Board of Directors and Stockholders
Artfest International, Inc.
Mission Viejo, California

INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying balance sheets of Artfest International, Inc. (A Development Stage Company) as of December 31, 2006 and 2005, and the related Statements of Operations, Stockholders’ Equity, and Cash Flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Artfest International, Inc. (A Development Stage Company) as of December 31, 2006 and 2005, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

/s/ Thomas Bauman, C.P.A.
Thomas Bauman, C.P.A.
March 23, 2007

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEETS
DECEMBER 31,

ASSETS
	2006	2005
Current Assets:
Cash	$255	$878
Inventory	-	21,410
Prepaid Expenses	561	-

Total Current Assets	816	22,288

Property and Equipment, at cost, less accumulated
depreciation of $24,606 and $13,963 in 2005 and
2004, respectively (Notes 2 & 9)	5,125	21,039
Other Assets	-	19,895

TOTAL ASSETS	$5,941	$63,222

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$28,409	$49,744
Accrued Expenses	78,181	28,078
Sales Tax Payable	4,292	1,989
Note Payable - Current Portion ( Note 10)	18,806	8,929
Loans Payable (Notes 8 & 9)	624,107	527,216

Total Current Liabilities	753,795	615,956

Long Term Liabilities:
Note Payable (Note 9)	-	7,610

TOTAL LIABILITIES	753,795	623,566

Stockholders' Equity:
Common Stock - $.00001 par value - 40,000,000
shares authorized, 28,000,629 and 27,668,629
shares issued and outstanding in 2005 and	198	198
2004, respectively
Additional Paid-in Capital	264,490	224,490
Accumulated deficit	(1,012,542)	(785,032)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,941	$63,222

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	For the			February 21, 2002
	Years ended			(Inception) to
	December 31,			December 31, 2006
	2006	2005	2004

Revenue	$91,257	$186,794	$44,158	$411,809

Cost of Revenue	69,929	10,017	16,164	261,852

Gross Profit (Loss)	21,328	176,777	27,994	149,957

Selling, General and Administrative	231,265	515,003	297,021	1,204,815

Net (Loss) From Operations	(209,937)	(338,226)	(269,027)	(1,054,858)

Other Income (Expense) , Net (Notes 5 & 10)	(17,573)	59,889	-	42,316

(Deficit) - Development Stage	$(227,510)	$(278,337)	$(269,027)	$(1,012,542)

Weighted average number of common shares
outstanding - basic and fully diluted	27,817,629	26,758,629	25,468,629

Net (Loss) per share - basic and full diluted	$(0.01)	$(0.01)	$(0.01)

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the
	Years ended			February 21, 2002
	December 31,			(Inception) to
Cash Flows from Operating Activities:	2006	2005	2004	December 31, 2006
Net (loss)	$(227,510)	$(278,337)	$(269,027)	$(1,012,542)

Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	4,700	10,643	6,303	10,803
(Increase) Decrease in Inventory	21,410	(21,410)		0
(Increase) Decrease in prepaid expenses	(561)	1,098	5,400	(561)
Increase (Decrease) in accounts payable	(21,335)	(61,169)	1	28,409
Increase (Decrease) in accrued expenses	50,103	22,229	5,849	78,181
Increase (Decrease) in sales payable	2,303	160	1,828	4,291
(Increase) Decrease in other assets	19,895	11,200	(31,095)	0

Net Cash (Used) by Operating Activities:	(150,995)	(315,585)	(280,741)	(891,419)

Cash Flows From Investing Activities:

Purchase of Equipment	11,214	0	(15,928)	(15,927)

Net Cash Used by Investing Activities:	0	0	(15,928)	(15,927)

Cash Flows From Financing Activities:

Issuance of common stock	-	-	0	198
(Increase) Decrease in loans receivable	0	50,000	0	0
Increase in loans payable	99,158	223,731	251,372	642,913
Increase in contributed capital	40,000	50,000	45,391	264,490

Net Cash Provided by Financing Activities:	139,158	323,731	296,763	907,601

Net Increase (Decrease) in Cash	(623)	8,146	94	255

Cash at Beginning of Period	878	(7,268)	(7,362)	0

Cash at End of Period	$255	$878	$(7,268)	$255

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
From February 21, 2002 (Inception) to December 31, 2006

				(Deficit)
				Accumulated
	Common Stock		Additional	During	Total
			Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

February 2002
Issued for Cash	200,000	200			200
June 2002
Issued for Cash	19,685,000	197			197
Contributed Capital			50,000		50,000
July 2002
Contributed Capital			1,000		1,000
November 2002
Relinquished by Shareholder	(200,000)	(200)			(200)
Net Loss	-	-	-	(129,311)	(129,311)
Balance December 31, 2002	19,685,000	197	51,000	(129,311)	(78,114)
April 2003
Issued for Cash	27,000		33,600		33,600
May 2003
Issued for Cash	120,000	1	36,499		36,500
September 2003
Dividends	2,155,500
Contributed Capital			8,000		8,000
December 2003
Dividends	100,000
Net Loss	-	-	-	(108,357)	(108,357)
Balance December 31, 2003	22,087,500	198	129,099	(237,668)	(108,371)
May 2004
Dividends	495,000
Contributed Capital			14,691		14,691
July 2004
Dividends	1,499,400				0
August 2004
Dividends	1,265,300
Contributed Capital			700		700
November 2004
Dividends	121,429
Contributed Capital			30,000		30,000
Net Loss	-	-	-	(269,027)	(269,027)
Balance December 31,2004	25,468,629	198	174,490	(506,695)	(332,007)
May 2005
Dividends	2,100,000
September 2005
Contributed Capital	50,000		40,000		40,000
October 2005
Contributed Capital	50,000		10,000		10,000
Net (loss)	-	-	-	(278,337)	(278,337)
Balance December 31, 2005	27,668,629	$198	$224,490	$(785,032)	$(560,344)
February 2006
Contributed Capital	132,000		40,000
September 2006
Shares Issued
Shares Issued	200,000
Net Loss				(227,510)	(227,510)
Balance December 31, 2006	28,000,629	$198	$264,490	$1,012,542	795,584

F-6-

Note 1 - History and organization of the company

The Company was organized February 21, 2002 (Date of Inception) under the laws of the state of Delaware to operate a retailing business through its wholly-owned subsidiary. The
Company has limited operations and in accordance with SFAS# 7, the Company is considered a development stage company.

As of May, 2006 The company ceased operations. Activities are limited to administrative and routine matters related to winding down operations and conforming with regulatory and compliance requirements.

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
The lease and security deposits were charged to rent expense in 2006.

Note 2 - Accounting policies and procedures

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2006 or 2005.

Fixed Assets
Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

Computer equipment	3 years
Automobile	5 years
Office equipment	7 years

Property and Equipment consist of the following as of December,

	2006	2005

Automobile	$-	$29,717
Office equipment	15,928	15,928
	15,928	45,645
Less:accumulated depreciation	10,803	(24,606)
	$5,125	$21,039

Depreciation expense for the years ended December 31, 2006 and 2005 was $4,700 and $10,643, respectively.

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2006 or 2005.

Revenue recognition
The Company recognized revenue and gains when earned and related costs of sales and expenses when incurred.

Advertising costs
The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, or general and administrative expenses in 2006 or 2005.

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards
No. 128 (SFAS # 128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options of warrants as of December 31, 2006 or 2005.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006 or 2005 respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximated fair values or they are payable on demand.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $1,012,542 for the period from February 21, 2002 (inception) to
December 31, 2006. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.
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

As of December 31, 2006, the Company has a net operating loss carryforward of approximately
$1,012,542 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2026.

Note 5 - Stockholders' Equity

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

Note 6 - Warrants and options

As of December 31, 2006 or 2005, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 7 - Leases

In May 2006 the Company terminated its lease agreements and vacated the properties that were being leased.

Note 8 - Related party transactions

Office space and services have been and are provided without charge by the Chief Executive Officer during 2006. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

The officers and directors of the Company are involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

Note 9 - Loans Payable

During the year ended December 31, 2006, the Company signed a promissory note payable to a shareholder in the amounts of $342,991. The loan is due upon demand and bears interest at the prime rate.

On January 5, 2003, the Company purchased a 2002 Chevrolet Avalanche through GMAC for $29,717. The note calls for a term of 5 years at a rate of 5.9% beginning on
February 24, 2003, and maturing on December 24, 2007. As of the report date the loan was delequent and the vehicle has been returned to GMAC. The balance due is categorized under current liabilities as of December 31, 2006.

Current and long term portions of the note payable are as follows:

Year	Principal	Interest

2006	6,606	662
2007	7,607	264

Included in the accompanying balance sheet under the following captions:

	2006	2005

Note Payable- Current Portion	$18,806	$8,930
Note Payable - Long Term	-	7,609
	$18,806	$16,539

At December 31, 2006, the Company has short term notes payable to non-shareholder and shareholder investors in the amount of $321,110. The notes call for varying interest rates ranging from 1% to 8% per annum, and contain a stock payment option payable at the lender's discretion.

Included in the accompanying balance sheet under Loans Payable

	2006	2005

Loans Payable - shareholders	$605,075	$508,184
Loans Payable - non shareholders	19,032	19,032
Total current loans payable	$624,707	$527,216

Note 10 - Other Income (Expense), Net

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

Note 11- Subsequent Events

As of the report date, the Company is in default on all of its short term notes payable.
At December 31, 2006 the outstanding balance of the notes payable is $624,107, exclusive of accrued interest and royalties in the amount of $72,145 and $20,265, respectively. Management estimates that the accrued interest and royalty expense related to the short term notes payable to date is approximately $87,000 and $37,000, respectively. Management has not formulated a repayment plan, and no contingency plan has been established in the event that the lenders seek legal remedies.

