Form 10QSB/A
period 2006-03-31
ARTFEST INTERNATIONAL INC
filed 2007-04-23
CIK 1168738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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
Mission Viejo, California

ACCOUNTANT’S REVIEW REPORT

I have reviewed the Balance Sheet of Artfest International Inc. (A Development Stage
Company) as of March 31, 2006 and 2005 and the related Statements of Operations,
Stockholders’ Equity, and Cash Flows for the periods then ended in accordance with
Statements on Standards for Accounting and Review Services issued by the American
Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Artfest International, Inc.

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

Thomas Bauman, C.P.A.
March 23, 2007

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2006	2005
Current Assets:
Cash	$8,314	$878
Inventory	21,410	21,410

Total Current Assets	29,724	22,288

Property and Equipment, at cost less
accumulated depreciation	8,650	21,039
Long-Term Assets	35,873	19,895

TOTAL ASSETS	74,247	63,222

Current Liabilities:
Accounts Payable and Accrued Liabilities	$72,038	$79,811
Note Payable - Current Portion	18,806	8,929
Loans Payable (Note 11)	559,288	527,216
Total Current Liabilities	650,132	615,956

Long Term Liabilities:
Note Payable - Long Term	-	7,610

TOTAL LIABILITIES	650,132	623,566

Stockholders' Equity:
Common Stock - $.00001 par value - 40,000,000
shares authorized, 27,800,629
shares issued and outstanding	198	198
Additional Paid-in Capital	264,490	224,490
Accumulated deficit	(840,573)	(785,032)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$74,247	$63,222

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three Months ended March 31,
	2006	2005

Revenues	$66,669	$94,897

Cost of Revenue	32,967	8,899

Gross Profit (Loss)	33,702	85,998

Sales, General and Administrative Expenses	89,243	103,243

Net (Loss) From Operations	(55,541)	(17,245)

Other Income (Expense) , Net (Notes 5 & 12)	0	(41,505)

Income (Deficit)- Development Stage	$(55,541)	$(58,750)

Weighted average number of common shares
outstanding - basic and fully diluted	27,734,629	25,468,629

Net Income (Loss) per share - basic and fully diluted	$0	$0

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOW
(Unaudited)

	For the Three
	Months ended
	March 31,

	2006	2005

Cash Flows from Operating Activities:
Net Income (Loss)	$(55,541)	$(58,750)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	1,175	2,661
Increase in loan receivable		50,000
Increase (Decrease) in accounts payable	(6,777)	1,393
Increase (Decrease) in other, net	(5,759)	-
Net Cash (Used) by Operating Activities:	(66,902)	(4,696)

Cash Flows From Investing Activities:
(Purchase ) Disposal of Equipment	-	-
Net Cash Used by Investing Activities:	-	-

Cash Flows From Financing Activities:

Issuance of Common Stock	-	-
Decrease in Notes payable	-	(1,469)
Increase in loans payable	34,338	24,479
Increase in contributed capital	40,000	-

Net Cash Provided by Financing Activities:	74,338	23,010

Net Increase in Cash	7,436	18,314

Cash at Beginning of Period	878	(7,268)

Cash at End of Period	$8314	$11,046

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 - History and organization of the company

The Company was organized February 21, 2002 (Date of Inception) under the laws of the state of Delaware to operate a retailing business through its wholly-owned subsidiary.

Note 2 - Accounting policies and procedures

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2006.

Fixed Assets
Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

Computer equipment	3 years
Office equipment	4 years

Property and Equipment consist of the following:

Office equipment	15,928
Less-accumulated depreciation	(7,278)
$8,650

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at March 31, 2006.

Revenue recognition
The Company recognized revenue and gains when earned and related costs of sales and expenses when incurred.

Advertising costs
The Company expenses all costs of advertising as incurred. There were nominal advertising costs included in selling, or general and administrative expenses in 2006 or 2005.

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards
No. 128 (SFAS # 128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of March 31, 2006 or 2005.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2006 and 2005 respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximated fair values or they are payable on demand.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $840,573 for the period from February 21, 2002 (inception) to
March 31, 2006. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.
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

As of March 31, 2006, the Company has a net operating loss carryforward of approximately
$840,573 for tax purposes, which will be available to offset future taxable income.
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

Note 7 - Warrants and options

As of March 31, 2006 and 2005, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

Note 11 - Short term notes payable

The Company has $559,228 short term notes payable to shareholders. The notes call for varying interest rates ranging from 1% to 8% per annum, and contain a stock payment option payable to the lender's discretion.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Results of Operations

(a) Revenues

Operating revenues for the three months ended March 31, 2006 were $66,669 with an operating loss of $55,541. Operating revenues for the quarter ended March 31, 2005 were $94,897 with an operating loss of $58,570. The decline in the revenues was due to market conditions. The change in the operating loss was due to product mix.

(b) Costs and Expenses

Costs for the three months ended March 31, 2006 increased by $24,068 or 270% to $32,967 as compared to $8,889 for the corresponding period ended March 31, 2005. This increase is due to level of direct sales compared to consignment sales.

Selling, General and Administrative expenses of $89,243 decreased the subject fiscal quarter compared to $103,243 for the year preceding. The decrease is primarily due to the reduction in expenses as the company reduced operations.

(c) Depreciation, Depletion and Amortization

Depreciation totaled $1,175 in 2006 as compared to $2,661 for the preceding year quarter. No depletion or amortization was charged during 2006 or 2005.

(e) Net Loss

The company had a net loss of $55,541 for the three months ended March 31, 2006 compared to a net loss of $58,750 for the prior year quarter. The decrease in net loss is the result of decreased operating costs.

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