Form 10KSB/A
period 2006-12-31
ARTFEST INTERNATIONAL INC
filed 2007-04-23
CIK 1168738

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

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS	3
ITEM 2. DESCRIPTION OF PROPERTY	5
ITEM 3. LEGAL PROCEEDINGS	5
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	5

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	6
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION
ITEM 7. FINANCIAL STATEMENTS	10
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE	13
ITEM 8A. CONTROLS AND PROCEDURES
ITEM 8B. REPORTS ON FORM 8-K	13

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	14
ITEM 10. EXECUTIVE COMPENSATION	18
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS	19
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	19

PART IV

ITEM 13. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	20
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	21

SIGNATURES	22

CERTIFICATIONS

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

