Form 10QSB/A
period 2007-03-31
ARTFEST INTERNATIONAL INC
filed 2007-05-08
CIK 1168738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

As of March 31, 2007, the Registrant had 28,030,629 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THOMAS BAUMAN
CERTIFIED PUBLIC ACCOUNTANT
4 SCHAEFFER STREET
HUNTINGTON STATION, NY 11746
Telephone (631) 427-4789 Fax (631) 424-3649

To the Board of Directors and Stockholders
Artfest International, Inc.
Mission Viejo, California

ACCOUNTANT’S REVIEW REPORT

I have reviewed the Balance Sheet of Artfest International Inc. (A Development Stage Company) as of March 31, 2007 and 2006 and the related Statements of Operations, and Cash Flows for the periods then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Artfest International, Inc.

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

/s/ Thomas Bauman, C.P.A.
Thomas Bauman, C.P.A.
May 7, 2007

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2007	2006
Current Assets:
Cash	$132	$255
Prepaid Expense	290	561

Total Current Assets	422	816

Property and Equipment, at cost less
accumulated depreciation	3,950	5,125

TOTAL ASSETS	4,372	5,941

Current Liabilities:
Accounts Payable and Accrued Liabilities	$120,032	$110,882
Note Payable (Note 8)	18,806	18,806
Loans Payable (Note 8 )	664,107	624,107

TOTAL LIABILITIES	802,945	753,795

Stockholders' Equity:
Common Stock - $.00001 par value - 40,000,000
shares authorized, 28,030,629 and 28,000,629
shares issued and outstanding	198	198
Additional Paid-in Capital	264,490	264,490
Accumulated deficit	(1,063,261)	(1,012,542)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,372	$5,941

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three Months ended March 31,
	2006	2006

Revenues	$-	$66,669

Cost of Revenue	-	32,967

Gross Profit (Loss)	-	33,702

Sales, General and Administrative Expenses	50,718	89,243

Income (Deficit)- Development Stage	$(50,718)	$(55,541)

Weighted average number of common shares
outstanding - basic and fully diluted	28,015,629	27,734,629

Net Income (Loss) per share - basic and fully diluted	$-	$-

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOW
(Unaudited)
	For the Three
	Months ended
	March 31,
	2007	2006
Cash Flows from Operating Activities:
Net Income (Loss)	$(50,718)	$(55,541)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	1,175	1,175
Increase (Decrease) in accounts payable	-	(6,777)
Increase (Decrease) in other, net	9,420	(5,759)
Net Cash (Used) by Operating Activities:	(40,123)	(66,902)

Cash Flows From Investing Activities:
(Purchase ) Disposal of Equipment	-	-
Net Cash Used by Investing Activities:	-	-

Cash Flows From Financing Activities:

Issuance of Common Stock	-	-
Increase in loans payable	40,000	34,338
Increase in contributed capital	-	40,000

Net Cash Provided by Financing Activities:	40,000	74,338

Net Increase in Cash	(123)	7,436

Cash at Beginning of Period	255	878

Cash at End of Period	$132	$8314

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 - History and organization of the company

The Company was organized February 21, 2002 (Date of Inception) under the laws of the state of Delaware to operate a retailing business through its wholly-owned subsidiary.

Note 2 - Accounting policies and procedures

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2007.

Fixed Assets
Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

Computer equipment	3 years
Office equipment	4 years

Property and Equipment consist of the following:

Office equipment	15,928
Less-accumulated depreciation	(11,978)
$3,950

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at March 31, 2007.

Revenue recognition
The Company recognized revenue and gains when earned and related costs of sales and expenses when incurred.

Advertising costs
The Company expenses all costs of advertising as incurred. There were nominal advertising costs included in selling, or general and administrative expenses in 2007 or 2006.

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards
No. 128 (SFAS # 128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of March 31, 2007 or 2006.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2007 and 2006 respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximated fair values or they are payable on demand.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $1,063,261 for the period from February 21, 2002 (inception) to
March 31, 2007. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.
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
F-6-

The provisions for income taxes differs from the amount computed by applying the statutory federal income tax rate to Income before provision for income taxes. The source and tax effects of the differences are as follows:

U.S. federal statutory rate	34.00%

Valuation reserve	34.00%

Total	0.00%

As of March 31, 2007, the Company has a net operating loss carryforward of approximately
$1,063,000 for tax purposes, which will be available to offset future taxable income.
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

Note 6 - Warrants and options

As of March 31, 2007 and 2006, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 7 - Related party transactions

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

Note 8 - Loans Payable

On January 5, 2003, the Company purchased a 2002 Chevrolet Avalanche through GMAC for $29,717. The note calls for a term of 5 years at a rate of 5.9% beginning on
February 24, 2003, and maturing on December 24, 2007. As of the report date, the Company had defaulted on the note and the vehicle has been returned to GMAC for sale.

The Company has $664,107 short term notes payable to shareholders. The notes call for varying interest rates ranging from 1% to 8% per annum, and contain a stock payment option payable to the lender's discretion.

As of the report date, the Company is in default on all of its short term notes payable to shareholder investors. Management has not formulated a repayment plan, and no contingency plan has been established in the event that the lenders seek legal remedies.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Results of Operations

(a) Revenues

The Company did not generate Operating revenues for the three months ended March 31, 2007 and recorded an operating loss of $50,718. Operating revenues for the quarter ended March 31, 2006 were $66,669 with an operating loss of $55,541.

(b) Costs and Expenses

 Selling, General and Administrative expenses of $50,718 decreased the subject fiscal quarter compared to $89,243 for the year preceding. The decrease is primarily due to the reduction in expenses as the company reduced operations. Significant expenses in the current quarter consisted of $28,000 in accounting and professional fees related to financial reporting and compliance, and $11,700 of interest accrued on notes and loans payable.

(c) Depreciation, Depletion and Amortization

Depreciation totaled $1,175 in 2007 and 2006. No depletion or amortization was charged during 2007 or 2006.

(e) Net Loss

The company had a net loss of $50,718 for the three months ended March 31, 2007 compared to a net loss of $55,541 for the prior year quarter. The decrease in net loss is the result of decreased operating costs.

Plan of Operation

Our current plan, in summary, as of March, 2007, is focused primarily on corporate and securities law considerations in completing a process of updating filings with both applicable state and Federal agencies, as needed, including the SEC, and related efforts. Management believes the success of the business, potential in the future, needs a stable foundation as a public company. The first part is compliance with laws and regulations, primarily updating and keeping current filings with the SEC which we have done, and next establishing the business as a “trading” entity upon some stock exchange or similar trading medium. At the same time, it is important to continue core business pursuits, such as operational improvements, and become a profitable business. We anticipate obtaining funding to address cash flow needs through private placements, loans and similar matters. Our plan is subject to many risks. No assurance of success can be given. We have, as of March, 2007, confirmed terms on a loan and related arrangements. We may experience additional funding from this source, with no guarantee, but also are subject to restrictions on obtaining other funding, and undertaking both corporate level and operations level actions while the agreement is in place. See Part III, Item 9, Loan Obligation and Management Restructuring, and other information, contained in the Company Form 10-KSB report for the fiscal year ended December 31, 2004, and subsequent filings and amendments, if any.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has ceased operations as of the report date. Based on the recommendations of the Independent Registered Public Accountant, management has taken significant steps to improve controls and implement procedures to ensure that records and procedures for recording revenue, receipts, disbursements, and stock ledgers are maintained properly and consistent with the appropriate controls. Management has taken steps enhance the control environment such that weaknesses are promptly identified and corrected. Some of the specific actions being implemented are:

1.	Enhanced control over disbursements. All disbursements require the approval of the Chief Executive Officer and are made only on his signature.
2.
The addition of a new Board member, Earl Brickner. Mr Brickner has been a legal administrator since 1971 for the second oldest law firm in Indiana. He is responsible for the firms operations including budget preparation, management of account functions and all purchasing.

3.
The creation of an Audit Committee. The rules have been adopted and the committee filled. The Committee is made up of individuals familiar with financing and operations and including a Certified Public Accountant. The Audit Committee will be responsible for monitoring the Company’s compliance with policies and procedures the Company will establish. Such procedures will be audited annually by the Company’s Independent Registered Public Accountant.

4.
The appointment of a new corporate attorney with extensive experience in corporate, securities, and regulatory matters. The firm will assist Company management in maintaining compliance in these areas.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Equity Securities Sold Without Registration

The following securities of our Company were sold without registration for the periods indicated:

Period	Shares Issued	Purpose	Amount Received

Q1 2005	2,100,000	Gifts / Services	*
Q2 2005	*	*	*
Q3 2005	50,000	Capital Contribution	$35,000
Q4 2005	10,000	Capital Contribution	$15,000
	40,000	Gifts / Services	*

Q1 2006	132,000	Capital Contribution	$40,000
Q2 2006	*	*	*
Q3 2006	200,000	Services	*
Q4 2006	*	*	*

Q1 2007	30,000	Prior Capital Contribution	*

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

Artfest International, Inc.

Date: May 7, 2007	By:	/s/ Larry D. Ditto

President (principal executive officer and principal financial officer)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBIT INDEX

Number	Description
3.1 3.2 3.3	Articles of Incorporation [1] Articles of Amendment of the Articles of Incorporation [3] Bylaws [1]
10.1 10.2	Agreement and Plan of Reorganization, Soldnet, Inc. and Artfest, Inc. [2] Loan Agreement (form) with Promissory Note (form), December, 2005 [3]
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