Form 10QSB
period 2007-06-30
ARTFEST INTERNATIONAL INC
filed 2007-08-14
CIK 1168738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

As of August 3, 2007, the Registrant had 28,090,629 shares of common stock outstanding.

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
Mission Viejo, CA 92691

Report of Independent Registered Public Accounting Firm

I have reviewed the Balance Sheets of Artfest International, Inc. (A Development Stage Company) as of June 30, 2007 and 2006 and the related Statements of Operations, Stockholders’ Equity, and Cash Flows for the periods then ended. These interim financial statements are the responsibility of the company’s management.

I conducted the review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with US generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has had limited operations and has not commenced planned principal operations.  The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern.  Management’s plan regarding those matters also are described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Thomas Bauman, C.P.A.
Thomas Bauman, C.P.A.
August 9, 2007

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEETS
	June 30,	December 31,
	2007	2006
Current Assets:
Cash	$1,536	$255
Prepaid Expenses	291	561

Total Current Assets	1,827	816

Property and Equipment, at cost less
accumulated depreciation	2,775	5,125

TOTAL ASSETS	4,602	5,941

Current Liabilities:
Accounts Payable and Accrued Liabilities	$132,757	$110,882
Note Payable - Current Portion	18,806	18,806
Loans Payable (Note 11)	709,607	624,107

TOTAL LIABILITIES	861,170	753,795

Stockholders' Equity:
Common Stock - $.00001 par value - 40,000,000
shares authorized, 28,090,629 and 28,000,629
shares issued and outstanding	198	198
Additional Paid-in Capital	264,490	264,490
Accumulated deficit	(1,121,256)	(1,012,542)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,602	$5,941

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three		For the Six
	Months ended		Months ended
	June 30,		June 30,

	2007	2006	2007	2006

Revenues	$-	$24,587	$-	$91,257

Cost of Revenue	-	36,962	-	69,929

Gross Profit (Loss)	-	(12,375)	-	21,328

Sales, General and Administrative Expenses	(57,995)	72,362	(108,713)	(161,605)

Net (Loss) From Operations	(57,995)	(84,737)	(108,713)	(140,277)

Other Income (Expense) , Net (Notes 5 & 12)	-	(17,573)	-	(17,573)

(Deficit)- Development Stage	$(57,995)	$(102,310)	$(108,713)	$(157,850)

Weighted average number of common shares
outstanding - basic and fully diluted	28,060,629	27,800,629	28,040,629	27,756,629

Net (Loss) per share - basic and fully diluted	$0	$0	$0	$(0.01)

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months ended June 30,
	2007	2006

Cash Flows from Operating Activities:
Net Income (Loss)	$(108,713)	$(157,850)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	2,350	2,350
(Increase) Decrease in other assets	-	21,410
Increase in loan receivable	-	995
Increase (Decrease) in accounts payable	21,874	12,241
Increase in prepaid expenses	270	(561)
Net Cash (Used) by Operating Activities:	(84,219)	(121,415)

Cash Flows From Investing Activities:
(Purchase ) Disposal of Equipment	-	30,114
Net Cash Used by Investing Activities:	-	30,114

Cash Flows From Financing Activities:

Issuance of Common Stock	-	-
Decrease in Notes payable	-	2,267
Increase in loans payable	85,500	56,765
Increase in contributed capital	-	40,000

Net Cash Provided by Financing Activities:	-	99,032

Net Increase in Cash	1,281	7,731

Cash at Beginning of Period	255	878

Cash at End of Period	$1,536	$8,609

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Note 1 - History and organization of the company

The Company was organized February 21, 2002 (Date of Inception) under the laws of the state of Delaware to operate a retailing business through its wholly-owned subsidiary.

Note 2 - Accounting policies and procedures

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2007.

Fixed Assets
Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

Computer equipment	3 years
Office equipment	4 years

Property and Equipment consist of the following:

Office equipment	15,928
Less-accumulated depreciation	(13,153)
$2,775

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at June 30, 2007.

Revenue recognition
The Company recognized revenue and gains when earned and related costs of sales and expenses when incurred.

Advertising costs
The Company expenses all costs of advertising as incurred. There were nominal advertising costs included in selling, or general and administrative expenses in 2007 or 2006.

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards
No. 128 (SFAS # 128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of June 30, 2007 or 2006.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2007 and 2006 respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximated fair values or they are payable on demand.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $1,121,256 for the period from February 21, 2002 (inception) to
June 30, 2007. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.
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

As of June 30, 2007, the Company has a net operating loss carryforward of approximately
$1,121,000 for tax purposes, which will be available to offset future taxable income.
This carryforward will expire in 2027.

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

Note 6 - Warrants and options

As of June 30, 2007 and 2006, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

The Company has $709,607 short term notes payable to shareholders. The notes call for varying interest rates ranging from 1% to 8% per annum, and contain a stock payment option payable to the lender's discretion.

As of the report date, the Company is in default on all of its short term notes payable to non-shareholder investors. Management has not formulated a repayment plan, and no contingency plan has been established in the event that the lenders seek legal remedies.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Results of Operations

(a) Revenues

The Company did not generate Operating revenues for the six months ended June 30, 2007 and recorded an operating loss of $108,713. Operating revenues for the quarter ended June 30, 2006 were $24,587 with an operating loss of $102,310.

(b) Costs and Expenses

 Selling, General and Administrative expenses of $57,995 decreased in the subject fiscal quarter compared to $72,362 for the year preceding. The decrease is primarily due to the reduction in expenses as the company reduced operations. Significant expenses in the current quarter consisted of $18,000 in accounting and professional fees related to financial reporting and compliance, 15,750 fees in developing our business model and operating plans, and $12,000 of interest accrued on notes and loans payable.

(c) Depreciation, Depletion and Amortization

Depreciation totaled $1,175 in 2007 and 2006. No depletion or amortization was charged during 2007 or 2006.

(e) Net Loss

The company had a net loss of $108,713 for the six months ended June 30, 2007 compared to a net loss of $157,850 for the prior year six month period. The decrease in net loss is the result of decreased operating costs.

Plan of Operation

Our current plan, in summary, as of June, 2007, is focused primarily on corporate and securities law considerations in completing a process of updating filings with both applicable state and Federal agencies, as needed, including the SEC, and related efforts. Management believes the success of the business, potential in the future, needs a stable foundation as a public company. The first part is compliance with laws and regulations, primarily updating and keeping current filings with the SEC which we have done, and next establishing the business as a “trading” entity upon some stock exchange or similar trading medium. At the same time, it is important to continue core business pursuits, such as operational improvements, and become a profitable business. We anticipate obtaining funding to address cash flow needs through private placements, loans and similar matters. Our plan is subject to many risks. No assurance of success can be given. We have, as of June, 2007, confirmed terms on a loan and related arrangements. We may experience additional funding from this source, with no guarantee, but also are subject to restrictions on obtaining other funding, and undertaking both corporate level and operations level actions while the agreement is in place. See Part III, Item 9, Loan Obligation and Management Restructuring, and other information, contained in the Company Form 10-KSB report for the fiscal year ended December 31, 2004, and subsequent filings and amendments, if any.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Equity Securities Sold Without Registration

The following securities of our Company were sold without registration for the periods indicated:

Period	Shares Issued	Purpose	Amount Received

Q1 2005	2,100,000	Gifts / Services	- 0 -
Q2 2005	*	*	*
Q3 2005	50,000	Capital Contribution	$35,000
Q4 2005	10,000	Capital Contribution	$15,000
	40,000	Gifts / Services	*

Q1 2006	132,000	Capital Contribution	$40,000
Q2 2006	*	*	*
Q3 2006	200,000	Services	- 0 -
Q4 2006	*	*	*

Q1 2007	30,000	Prior Capital Contributions	*
Q2 2007	60,000	Services	- 0 -

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

Artfest International, Inc.

Date: August 3, 2007	By:	/s/ Larry D. Ditto

President (principal executive officer and principal financial officer)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBIT INDEX

Number	Description
3.1 3.2 3.3	Articles of Incorporation [1] Articles of Amendment of the Articles of Incorporation [3] Bylaws [1]
10.1 10.2	Agreement and Plan of Reorganization, Soldnet, Inc. and Artfest, Inc. [2] Loan Agreement (form) with Promissory Note (form), December, 2005 [3]
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