Form 10KSB
period 2007-12-31
ARTFEST INTERNATIONAL INC
filed 2008-04-25
CIK 1168738

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)

/x/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________

Commission File Number 000-49676

ARTFEST INTERNATIONAL, INC.
(Name of Small Business Issuer)

Delaware	30-0177020
(State of incorporation or organization)	(I.R.S. employer identification no.)

The Madison Building, 15851 Dallas Parkway, Suite 600, Addison, Texas	75001
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (877) 278-6672

Securities registered under Section 12(b) of the Exchange Act: Common Stock, par value $.001

Securities registered under Section 12(g) of the Exchange Act:         NONE

Check if the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No  [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive information or proxy statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [   ].

Indicate by check mark whether the Issuer is a shell company as defined in Rule 12-b-2 of the Exchange Act. Yes [  ] No [X]

The Issuer’s revenues during its fiscal year ended December 31, 2007 were $327,663.

As of March 28, 2008, the aggregate market value of the registrant's Common Stock held by non affiliates of the Issuer as computed by reference to the closing price of such stock on such date was approximately $3,797,562.90.

As of March 28, 2008, 57,855,629 shares of the Issuer's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format:

Yes      No  X

Documents incorporated by Reference:  A Proxy Statement is incorporated into Part III, Item 13 by reference to the Company’s Form 14A, which was filed with the Securities and Exchange Commission on February 27, 2008.

3(i)	Articles of Incorporation
3(ii)	Bylaws
4	Stock Option Plan *
10	Acquisition Agreement **
20	Proxy *
21	Subsidiaries of the Small Business Issuer
22	Published report regarding matters submitted to vote of security holders ***
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

*  Incorporated by reference to the Company’s Form 14A, which was filed with the Securities and Exchange Commission on February 27, 2008.

**  Incorporated by reference to the Company’s Form 8-K/A, which was filed with the Securities and Exchange Commission on January 18, 2008.

***  Incorporated by reference to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on April 18, 2008.

PART I

DISCLOSURE OF FORWARD-LOOKING STATEMENTS

Statements in this Form 10-KSB that are not statements of historical or current fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause our actual results to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "intends," "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in our reports filed with the Securities and Exchange Commission.

ITEM 1.  DESCRIPTION OF BUSINESS

DESCRIPTION OF OUR BUSINESS

Introduction

Artfest International, Inc. (the "Company", "we", "us", "our") is publicly traded on the Over the Counter Bulletin Board under the symbol (ARTI.OB).  We currently market, sell, and print paintings and autographed limited-edition celebrity photographs which are reproduced on canvas using the Giclée and lithograph processes.  Giclée creatings fine art prints from a digital source using ink-jet printing.  Lithography creates fine art prints utilizing a chemical process to apply ink to a flat surface using a printing plate.  The Giclée method is used to reproduce signed and numbered limited editions of fine art, and autographed limited-edition celebrity art from existing photographs.  Our products, fine art reproductions and celebrity collectibles (hereinafter, our “Products”) will be sold utilizing a direct marketing system, as well as over the Internet through independent contractors known as Associate Members (“Associate Members”).  We have also commenced operating and managing a full-scale television network called the Art Channel Network™ (the “Art Channel Network”) which broadcasts art and other creative-related programming and is currently syndicated to 20,000,000 viewers in 218 independent TV market nation-wide, and which our management believes will eventually be broadcast to over 40,000,000 households via satellite and cable.  In addition to art-centric programming, we intend to use the Art Channel Network to broadcast advertising for our Products.

We intend to utilize three (3) sales strategies.

(1)	Direct Marketing and Sales: We will utilize an Associate Rewards Referral / Party Plan System modeled after companies like Home Interiors, Tupperware, Pampered Chef and Avon.

(2)
Internet Driven: We will offer our Associate Members a state-of-the-art website which is a completely automated, turn-key online business building system which will create unlimited spam-free traffic to our Associate Members’ websites.  This system uses our software technology, which our management believes is unmatched in the industry.

(3)
Our signed and numbered fine art and autographed celebrity collectibles will be marketed and sold through independent contractors known as our “Associate Members”.  Individuals can become Associate Members by enrolling and agreeing to the terms and conditions for a free information and ecommerce personalized Company website.

Description of Our Products and Services
The Giclée technique was designed to reproduce, and protect rare and valuable pieces of art by using an ink-jet printing technique to recreate images from a digital source.  The average person will not easily recognize the difference between a Giclée reproduction and an original work of art.

In order to quickly respond to anticipated competition, and in order to keep the public up to date on our current offerings, we produce our own television series.  This allows us to keep television programming fresh and inclusive of our latest offerings.

We are currently marketing a business opportunity to individuals by allowing them to become our Associate Members.  After individuals become Associate Members, they will be able to sell our Products using our state-of-the-art website.

Business Profitability Prospects
Our management believes that hawse have substantial potential for both short and long term profitability because our management believes that the fine art and autographed limited-edition celebrity collectable concept will offer a valued product for art collectors, art dealers, and fans of sports, movies and music.

With the proliferation of personal computers and Internet access in most nations, our management believes it is likely that the worldwide market for collectibles will grow at a healthy pace over the next two decades.

There are several companies which are experiencing phenomenal success in the art reproduction direct-sales industry.  One of these companies which uses a direct-sales approach has enjoyed $136 million in sales in less than 21 months.  Another company in 1996 sold 66.7% of its ownership for $930,000,000.  These figures are even more impressive considering that our management believes that the artists whose works were sold by these companies are relatively unknown.

The idea of limited-edition signed and numbered fine art and celebrity collectibles creates unlimited opportunities to quickly expand into International markets as well.  International access to the Internet allows us to expand to countries all around the world.  Our website, when completed, will support multiple languages, multiple payment methods used around the world and a global debit card system for commissions.

Our management believes that the art, music and sports collectibles industry as a whole has experienced unprecedented growth over the past two decades and the trend is for even more growth for the future.  Our management further believes that the ever changing and expanding world of fine art and celebrity memorabilia provides a never ending source of new and exciting product offerings.  Our management believes that our fine art and autographed and numbered celebrity collectibles appeal to all age groups, allowing us to maximize our penetration of this expanding market.

MARKETING PLAN

OUR SALES CHANNELS AND ASSOCIATED COMPANY BRANDS

The Company operates and markets itself to our Associate Members through four distinct sales channels which are associated with the following high quality and reputation orientated brands:

Artfest DIRECT – Direct-Sales Model
Art Channel Galleries™ (www.artchannelgalleries.com), our wholly owned subsidiary, is our direct-sales proprietary Internet-based company where Associate Members can buy, sell, and trade limited edition signed and numbered fine art and collectibles.  Membership is free and Associate Members will be able to create their own website which will bear our brand name.  People who become Associate Members will have full support from us, including help setting up their own website, utilizing our software which allows the Associate Member to utilize a global debit card system, and place and fulfill orders for limited edition signed and numbered fine art and collectibles from customers.  Fine art is available in high quality and popular formats including Giclée, lithography, and serigraph, which uses a stencil to create sharp lines upon the medium.

Artfest NETWORKS – National TV Syndication and Art Channel
Art Channel Network™ (www.artchannel.tv), our wholly owned subsidiary, provides a range of multi-cultural programming including artist documentaries, live paintings, artist collections, artist interviews, live concerts and other art centric content which is available online and which is syndicated to twenty million viewers in 218 independent television market nation-wide.  We are working towards broadcasting our content via Internet Protocol television (“IPTV”) online and acquiring larger slivers of satellite time so that we can eventually broadcast art centric content 24 hours per day, 7 days per week, creating an Art Channel Network which is similar to the History Channel, Home & Garden Channel, etc.

Artfest GALLERIES – Brick and Mortar Galleries and Celebrity Events
Artfest Galleries™ currently consists of one brick and mortar gallery which showcases fine art and collectibles in a traditional gallery setting. On an ongoing basis, we will have luncheons and weekend gala’s locally in Dallas, Texas. We anticipate that we will soon open additional brick and mortar galleries to expand Artfest Galleries™.  We will also showcase new artists, special exhibits, and celebrity events in different markets in the United States and internationally in order to attract new Associate Members to www.artchannelgalleries.com.

Artfest AUCTIONS – Online Auctions
My Artfest ™ (www.myartfest.com) is an internet auction website which operates and generates revenue similar to eBay™. Through this online revenue medium, galleries, wholesalers, artists, dealers, and private collectors have an art-focused website to auction their fine art and collectibles.

Marketing Strategy
We will utilize a direct-sales strategy to sell our Products to Associate Members and preferred customers.

Direct-Sales Marketing
One of the most tried and successful ways to sell a product is through a direct-sales strategy.  With a direct-sales strategy, customers are identified and sold our Products by Associate Members who receive a commission for each sale.  Furthermore, if an Associate Members enrolls another individual as an Associate Member, then the initial Associate Member will receive a percentage of the commission for every sale made by the other Associate Member.

Using a direct-sales model allows us to penetrate the market without having to spend large amounts of capital before sales are commenced.  The highest cost for customer acquisition is the commissions paid on the sales by Associate Members; however, these commissions are paid only after the sale and shipment of the product.  The commissions are paid to the selling Associate Member and other Associate Members entitled to any commission receive their commission from the selling Associate Member.  All commissions, overrides and bonuses are paid after the sale and shipment of the product.

Typically, commissions are paid between one week and one month after the sale.  We will utilize a “Virtual Commission Account”, which, on average, will credit commissions daily and allow an Associate Member to withdraw available deposits within 7-10 days after the sale.  We will provide a 30 day money-back guarantee on all sales except Products which have been opened.  Any commissions which have been paid to an Associate Member prior to the return of a sold item must be returned to us.

Direct-Sales Strategy Potential
The direct-sales industry increased at a compounded annual growth rate from 1993 through 2003 of 7.5% compared with 5% for traditional retail sales (excluding auto and auto parts sales) and 3.3% for the overall United States economy.  This healthy growth rate has meant that the industry has achieved sales totaling nearly $30 billion in the United States and $88.4 billion overseas. With numbers like these the investment community has begun to take notice of the direct-sales industry.

Direct-Sales Logistics Software and Distribution
Choosing a direct-sales strategy for marketing and selling our product raises certain issues.  The most common issues are commission and Associate Member management and product distribution and fulfillment. As to the issue of commissions and Associate Member management, our management believes that the best way to manage Associate Members and to make sure they are paid as agreed is by the use of the proper computer software.  There are many companies which specialize in Associate Member management software.  Pricing ranges from approximately $25,000 to as high as $250,000.00.  The more elaborate an Associate Member compensation plan (the plan that tracks the commission structure on sales), the more elaborate and involved the software which is needed to manage it.  In view of the fact that proper software is such an important part of our business model, as our Company grows, we will have to invest sufficient funds in software development to ensure that our software satisfies our future needs.

Our management believes that we utilize one of the most innovative and revolutionary compensation plans in the direct-sales industry.  Management believes that by targeting a global market and using a global system to pay commissions to Associate Members, we will cultivate a strong loyalty among our Associate Members.

We will attempt to develop the same loyalty among our customers as well.  To try to accomplish this goal, we will utilize customer rewards cards, which have enjoyed fabulous success in many other sectors (retail and restaurant most notably).

Our Products which customers order are produced by one of a small number of manufacturers after the order has been placed, which virtually eliminates the need to maintain certain levels of inventory on hand.  This inventory process allows us to produce only the art which is sold.  The relatively few of our Products in our inventory which are produced before an order for such product has been placed will be warehoused in our corporate office “vault” in Dallas TX.

Final preparation of our Products, such as stretching and framing of canvases, is kept in-house in order to minimize cost and eliminate communication issues.  This process can be fully automated and integrated with our sales tracking software.

Internet Marketing – Software and Website
In addition to our direct-sales marketing strategy, we will utilize web-based marketing and customer relationship management tools.  In view of the fact that we will ship our Products and have Associate Members all over the world, it will be vital for us to use the Internet for marketing, customer acquisition, sales, collection of funds and data tracking.

The Internet is the most important overall sales tool for us and the Associate Members.  The importance of an attractive, professional and ultra-functional website cannot be overstated.  Prospective Associate Members and customers may judge a company which they have not visited by the design of that company’s website.  The Associate Members’ websites are likely to be their most important marketing tool.

Customers and Target Market
Our customer base could potentially include everyone who admires fine art, sports, movie, music, or a celebrity of any kind.  Our management believes that when we release a new edition of fine art or autographed and numbered collectible, a new customer base is created. Our management believes that our customer base could span the globe.  We will reach a variety of markets through the use of Internet marketing, Art Channel Network programming and advertising, and the Artfest Galleries’ brick and mortar galleries.

Pricing Strategy
Pricing must reflect our unique product position, competition, perceived value as well as reasonable return on investment. Our management believes that we are positioned as a high quality collectible art and celebrity brand.  We want to position our Products as a completely new opportunity for our customers.  Other companies sell products which have an inflated price to support their marketing plan.  We intend to market a product which we hope will have a very personal appeal to each customer, which will in turn increase the value of our product to the customers.

Product Packaging
Our Products will be packaged in a black high-quality art shipping tube with a heavy duty vinyl seal for tamper-proof protection. Our Products will be shipped worldwide by Art Channel Galleries.  Federal Express will be our shipper of choice.

Brand Image
Brand image is very important to our overall and long-term success.  We already have over 40 artists under exclusive contract, and most of these artists have also become Associate Members.  Celebrity and artist involvement is an important part of brand image.  These artists will make personal appearances at live events and trade shows to help promote awareness of our brand name.  There are other considerations including logos, containers, label design, color schemes, website designs, and marketing which we will utilize to take advantage of our relationships with celebrities.

Customer Acquisition
In a traditional business, much of the customer acquisition cost is expended prior to the customer purchasing a product.  However, most of our customer acquisition costs are paid after the sale of product as noted above.

Nevertheless, there are expenditures which must be made in order to optimize the potential of a product like ours.  The biggest outlay will be in technology implementation, live promotional events and television advertising.

The bulk of the cost of the distribution and commission management software will be with respect to its development and implementation.  Thereafter, maintenance and updating our software will be less expensive.  Once in place, management believes that this technology will require a small amount of administrative upkeep.

Market Penetration – Geographic Considerations
One of the advantages of our business model is that there is no geographic exclusivity given to any Associate Member.  Each Associate Member will be able to sell our Products to any customer no matter what the customer’s location, and without regard to the location of any other Associate Member.

Additionally, the market penetration will also be dependent upon the success of our Internet marketing.  The creation of a state-of-the-art website which utilizes artist and celebrity name recognition will be the key to our successful market penetration and dominance.

Competition
Essentially all home-based businesses and Internet-based marketing opportunities are our competitors as we vie for the attention and resources of a finite number of prospective distributors.  Other direct competition includes other direct sales and marketing organizations, such as Mary Kay and Tupperware that sell their exclusive products through their direct sales network. Although there is nothing that disallows a member of Mary Kay to become a member of Artfest, and vice versa, becoming members of these other similar direct sales companies compete with the members’ time in putting forth efforts in selling art through Artfest.

There is one other company which we are aware of in a similar space that is selling art through a direct sales network.  This other company is in its early stages of development and it is unknown how many artists and members that they have.

Penny Stock

If the trading price of our Common Stock remains below $5.00 per share, trading in our securities may be subject to the requirements of the Securities and Exchange Commission's rules with respect to securities trading below $5.00, which are referred to as "penny stocks". These rules require the delivery prior to any transaction of a disclosure schedule explaining the penny stock market and all associated risks and impose various sales practice requirements on broker-dealers who sell "penny stocks" to persons other than established customers and accredited investors, which are generally defined as institutions or an investor individually or with their spouse, who has a net worth exceeding $1,000,000 or annual income, individually exceeding $200,000 or, with their spouse, exceeding $300,000. For these types of transactions the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our Common Stock, which could severely limit its market price and liquidity.

REPORTS TO SECURITY HOLDERS

We have not in the past provided an annual report to our shareholders and do not intend to do so.

The public may read and copy any materials we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (http://www.sec.gov) which contains reports, proxy and information statements, and other information regarding issuers which file electronically with SEC.

ITEM 2.  DESCRIPTION OF PROPERTY

We do not currently own any real estate, plants, or machinery used to manufacture our products.  We currently lease office space for our four (4) employees at The Madison Building, 15851 Dallas Parkway, Suite 600, Addison, Texas 75001.  The Company is currently subletting the approximate 2,500 sq. ft. office space at the rate of $5,000 per month from another company until the main lease expires at the end of May 2008, at which time we intend to enter into a long term lease with the landlord of the building.

ITEM 3.  LEGAL PROCEEDINGS

We are not presently a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 28, 2008, an Annual Meeting (the “Annual Meeting”) of Stockholders of the Company was held.  Stockholders owning a majority of the issued and outstanding shares approved the following: (i) the holders of 19,472,606 shares of common stock voted for Edward Vakser, Anzhelika Tassan and Larry D. Ditto, to be re-elected as members of the Board of Directors to serve until our next Annual Meeting of Stockholders or until their successors are duly elected and qualified, while the holders of 1,829,988 shares of common stock voted against the proposal; (ii) the holders of 20,902,594 shares of common stock voted for the authorized capital of the Company to be increased from forty million (40,000,000) shares of Common Stock to five hundred and two million (502,000,000) shares of stock of which five hundred million (500,000,000) shares shall be Common Stock, par value $.001 and two million (2,000,000) shares shall be Preferred Stock, par value $.001, while the holders of 400,000 shares of common stock voted against the proposal; (iii) the holders of 21,242,594 shares of common stock voted to approve the proposed qualified stock option plan, while the holders of 59,640 shares of common stock voted against the proposal and (iv) the holders of 21,302,594 shares of common stock voted to ratify the Board of Directors’ selection of Eugene M. Egeberg, C.P.A. as the auditor for the Company for the 2007 fiscal year, and no shareholders voted against this proposal.

The Stock Option Plan, which was adopted at the Annual Meeting, allocates 20,000,000 shares of the Company’s common stock to be set aside for issuance pursuant to the said plan.  Common stock may be issued to both employees and non-employees pursuant to the Stock Option Plan.  The purpose of the Stock Option Plan is to provide a method to give incentives to those persons or entities who, in the sole and absolute discretion of the Board of Directors of the Company (the “Board”), are responsible for the management, growth and/or protection of the business of the Company and who are making and can continue to make substantial contributions to the success of the Company’s business including, but not limited to, present and future officers, directors, employees, consultants and professional advisors of the Company or any future parent corporation or any subsidiary corporation of the Company.  The Stock Option Plan was attached to the Company’s Form 14A filed with the Securities and Exchange Commission on February 27, 2008.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock has been quoted on the OTC Bulletin Board since October 9, 2007 and is quoted on the OTC Bulletin Board under the symbol ARTI.  Prior to such date management is not aware of the quotation or trading of the Common Stock through any other medium.  The range of high and low bid quotations, without adjustment for retail markup, markdown or commissions, for the periods, are indicated below.

Because our stock did not begin trading until October 9, 2007, only prices for the fourth quarter of 2007 are available.

	2007
	High	Low
4th Quarter	$1.18	$1.00

Reporting of quotations for our Common Stock does not evidence an established public trading market for such stock, and holders of our Common Stock may not be able to liquidate their investment at acceptable prices.  Moreover, such quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not be indicative of actual trading transactions.

As of March 12, 2008 there were approximately 179 holders of record of our Common Stock.  We have not paid any dividends on our Common Stock during either of the past two fiscal years and have no intention of paying dividends during the forthcoming fiscal year.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

At the Annual Meeting, Stockholders voted to adopt the proposed Stock Option Plan.  The effective date of the Stock Option Plan was March 28, 2008, and no shares have been issued pursuant to the Stock Option Plan to date.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	20,000,000
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	20,000,000

RECENT SALES OF UNREGISTERED SECURITIES

The following securities of our Company were sold without registration for the periods indicated:

Purchaser	Number of Shares	Sale Price	Date of Sale
LARRY D. DITTO	500,000	$50,000	3/31/2008
SILVERMAN FAMILY TRUST	150,000	$15,000	1/9/2008
W. E. MONTGOMERY	30,000	$1,500	2/26/2008
ROYAL FOX MANAGEMENT, LLC	100,000	$5,000	2/26/2008

All other unregistered securities sold by the Company during the past three years, but prior to September 30, 2007, have been included in the Company’s 10-QSB filings.  All of the above noted securities were issued directly by the Company, and no commissions or fees were paid in connection with any of these transactions.  The transactions were private, and the Company endeavored to comply both with Regulation D, and also Section 4(2) of the Securities Act of 1933, as amended, as exemption(s) from registration.  The Company exercised reasonable care to assure that the purchasers of the securities are not underwriters and were “accredited investors” under Regulation D and/or sophisticated investors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our results of operations and financial condition.  This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

Overview

Until the Company begins to generate significant cash flows through operations, the Company continues to seek both equity investment through the sale of unregistered securities and debt capital as its sources of liquidity.

Our current plan, in summary, as of December 2007, is focused primarily on corporate and securities law considerations in completing a process of updating filings with both applicable state and Federal agencies, as needed, including the SEC, and related efforts.  Management believes the success of the business, potential in the future, needs a stable foundation as a public company.  The first part is compliance with laws and regulations, primarily updating and keeping current filings with the SEC, and next establishing the business as a “trading” entity upon a stock exchange such as the OTC Bulletin Board.  At the same time, it is important to continue core business pursuits, such as operational improvements, and become a profitable business.  We anticipate obtaining funding to address cash flow needs through private placements, loans and similar fundraising initiatives.  Our plan is subject to many risks.  There can be no assurance of success. See Part III, Item 9, Loan Obligation and Management Restructuring, and other information, contained in the Company Form 10-KSB report for the fiscal year ended December 31, 2004, and the subsequent filings and amendments, if any.

Year ended December 31, 2007 compared with the year ended December 31, 2006

Revenue

Revenue for the year ended December 31, 2007, was $327,663, an increase of 259.06% as compared to $91,257 for the year ended December 31, 2006.  Revenue increased for the year ended December 31, 2007, as compared with the year ended December 31, 2006, largely as a result of our acquisition of The Art Channel, Inc. (“Art Channel”) during the year ended December 31, 2007.  Gross profit margin (loss) for the year ended December 31, 2007, was $(264,880), or -80.84% of revenues, compared to a loss of $(21,328), or 23.37% of revenues, for the same period in 2006.  The decrease was due to our acquisition of Art Channel during the year ended December 31, 2007, and the costs associated with operating a new business attempting to establish itself in the marketplace.

Expenses from Operations

Total expenses, comprised mostly of general and administrative expenses were $608,277 for the year ended December 31, 2007, a net increase of $381,712 compared to $226,565 for the full year ended December 31, 2006.

The increase in operating expenses for the year ended December 31, 2007, was mainly due to expenses inherited from the acquisition of Art Channel.

Other Expenses

Other expenses for the year ended December 31, 2007 was $20,321 as compared to other expenses of $22,273 for the year ended December 31, 2006.

Net Income

We had net loss of $893,477 for the year ended December 31, 2007, an increase of 292.72% as compared to net loss of $227,510 for the year ended December 31, 2006.  The increase was mainly due to an increase in operating expenses which increased 168.48% compared with the year ended 2006, and an increase in gross profit (loss) which increased 1341.94% compared with the year ended 2006.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital resources

Cash balance amounted to $315 and $255 as of December 31, 2007 and December 31, 2006, respectively.

Operating activities

Net cash used by operating activities for the year ended December 31, 2007 was $333,262 compared to $169,895 provided in the year ended December 31, 2006.  This change was mainly due to the acquisition of Art Channel, and the expansion of our operations entailed in said acquisition.

The Company had a net loss of $893,477 for the year ended December 31, 2007 compared to a net loss of $227,510 for the prior year.  Net accounts receivable for the year ended December 31, 2007 was $351,000 compared to $0 for the year ended December 31, 2006.  The difference in both net income and net accounts receivable were mainly due to the acquisition of Art Channel.

Investing activities

Net cash used by investing activities was $115,803 for the year ended December 31, 2007 compared to $30,114 used in the same period of 2006.

Financing activities

Net cash used in financing activities was $449,126 for the year ended December 31, 2007 compared to $139,158 in the same period of 2006.  The increase was primarily a result of an increase in notes payable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Material Commitments

We have no material commitments during the next twelve (12) months.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next twelve (12) months.

RISK FACTORS

Risks Related To Our Business

The Company has a limited history with no assurance of profitability.

Our anticipated expansion of our operations will place a significant strain on our management, systems and resources.  In addition to training and managing our workforce, we will need to continue to develop and improve our Products and enter into contracts with more artists who will sell their works of art through us.  There can be no assurance that we will be able to efficiently or effectively manage the growth of our operations, and any failure to do so may limit our future growth.

We cannot assure you that we will achieve any of our goals or realize profitability in the immediate future or at any time.

We need additional financing to continue to reproduce artwork and to meet our capital requirements.

We will need additional financing to meet our capital requirements.  We currently have no arrangements to obtain additional financing and we will be dependent upon sources such as:

	funds from private sources such as, loans and additional private placements,

	funds from public offerings, and

	future earnings, if any.

In view of our limited operating history, our ability to obtain additional funds is limited.  Additional financing may only be available, if at all, upon terms which may not be commercially advantageous.

We may experience significant fluctuations in our operating results

Our revenues and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including, but not limited to, the level of sales and variations in expenses with respect to fulfilling customer orders.  Our revenues and operating results may also fluctuate based upon the number and extent of potential financing activities in the future.  Thus, there can be no guarantee that we will be able to sustain profitability on a quarterly or annual basis.

We may not be able to manage our growth effectively, which could adversely affect our operations and financial performance.

The ability to manage and operate our business as we execute our development and growth strategy will require effective planning.  Significant rapid growth could strain our management and other resources, leading to increased cost of operations, an inability to ship enough of our Products to meet customers demand and other problems that could adversely affect our financial performance. We expect that our efforts to grow will place a significant strain on our personnel.  Our ability to manage future growth effectively will also require us to successfully attract, train, motivate, retain and manage new employees and continue to update and improve our operational, financial and management controls and procedures.  If we do not manage our growth effectively, our operations could be adversely affected, resulting in slower growth and a failure to achieve or sustain profitability.

We currently rely upon a few suppliers for our Products which exposes us to a potential financial risk.

We rely upon a small number of producers of art reproductions and collectibles.  If we subsequently lose any of these printers or manufacturers, we will be forced to seek other suppliers for production of our Products.  Should we fail to locate suppliers of Products that are willing to produce them at the same or similar price, we may be forced to have our Products produced at a higher price.  Should this occur, our profit margin may be lower than expected.  Should the price of our Products rise too high, we may be unable to continue operations.

We have no written agreement or contract for future production which places us at financial risk.

Our sales transactions with customers are based upon purchase orders periodically received by us or by our Associate Members.  Except for these purchase orders, we have no written agreements with customers for future orders or for future sales.  If we fail to maintain an adequate level of orders from customers, or fail to obtain new customers, our revenues will substantially decrease and we may not be able to continue operations.

We compete against a number of companies which are in a better position to offer competitive products at a lower price.

We compete against numerous companies selling competitive products, many of which have financial and technical resources, name recognition, market access, and commercial connections and capabilities that far exceed ours.  Due to intense competition, we may have to reduce our prices, thereby adversely affecting our operating margins in our operations.  This will lead to lower sales, lower gross margins, and lower net profits.

We may be subject to additional risks associated with doing business in foreign countries.

In the future, we may distribute our Products in foreign countries, and would then face significant additional business risks associated with doing business in those countries.  In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers which may make it difficult to evaluate business decisions or transactions, ongoing business risks result from the international political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability which may be exacerbated in various foreign countries.  There can be no assurance that we would be able to enforce business contracts or protect our intellectual property rights in foreign countries.

In doing business in foreign countries we may also be subject to such risks, including, but not limited to, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, expropriation, corporate and personal liability for violations of local laws, possible difficulties in collecting accounts receivable, increased costs of doing business in countries with limited infrastructure, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences.  We also may face competition from local companies which have longer operating histories, greater name recognition, and broader customer relationships and industry alliances in their local markets, and it may be difficult to operate profitably in some markets as a result of such competition.  Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

Our directors and officers will have substantial influence over our operations and control substantially all business matters.

Our officers are also directors, and are the only persons responsible for conducting our day-to-day operations.  We will not benefit from the multiple judgments that a greater number of directors or officers may provide, and we rely completely upon the judgment of such people in making business decisions, with the assistance of our one outside director on matters which require the judgment of the Board of Directors.

Our success is dependent upon the continued services of management and we currently have no key man insurance on any key personnel.

Our success is dependent on the continued efforts of Edward Vakser, currently our President and Chief Executive Officer, and Anzhelika Tassan, currently our Secretary and Chief Marketing Officer.  The loss of either Mr. Vakser or Ms. Tassan would have a material adverse effect on our operations.  We anticipate that we will need to hire additional skilled personnel in all areas of its business in order to grow.  There can be no assurance that we will be able to retain our existing personnel or attract additional qualified employees in the future, the failure of which would have a material adverse effect on our business, financial condition and results of operations.  We do not currently maintain "key man" life insurance on the life of any of our employees.  To the extent that the services of key personnel become unavailable, we will be required to retain other qualified persons and there can be no assurance that we will be able to employ qualified persons upon acceptable terms.

Our success could be hindered by the limited protection afforded by our intellectual property and proprietary rights.  There are potential costs for enforcement or defense of these rights.

Any inability to adequately protect our proprietary technology could harm our ability to compete.  Our future success and ability to compete depends in part upon our proprietary technology and our trademarks, which we attempt to protect with a combination of patent, copyright, trademark and trade secret laws, as well as with our confidentiality procedures and contractual provisions.  These legal protections afford only limited protection and may be time-consuming to obtain and maintain.  Further, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

Our intellectual property may not be adequate to provide us with competitive advantage or to prevent competitors from entering the markets for our services.  Additionally, our competitors could independently develop non-infringing technologies or services which are competitive with, equivalent to, and/or superior to our technology or service.  Monitoring infringement and/or misappropriation of intellectual property can be difficult, and there is no guarantee that we would detect any infringement or misappropriation of our proprietary rights.  Even if we do detect infringement or misappropriation of our proprietary rights, litigation to enforce these rights could cause us to divert financial and other resources from our business operations, and even if we had a legitimate claim there can be no assurance that we would have the financial resources to enforce our rights effectively.  Further, we intend to provide our services internationally, and the laws of some foreign countries do not protect our proprietary rights to the same extent, as do the laws of the United States.

Litigation arising out of intellectual property infringement could be expensive and disrupt our business.

We cannot be certain that our name and the services we offer in conjunction with our name does not, or will not, infringe upon the intellectual property rights held by third parties, or that other parties will not assert infringement claims against us. From time to time, we may be involved in disputes with these third parties. Any claim of infringement of proprietary rights of others, even if ultimately decided in our favor, could result in substantial costs and diversion of our resources. Successful claims against us may result in an injunction or substantial monetary liability, which could, in either case, significantly impact our results of operations or materially disrupt the conduct of our business. Even if we had a legitimate claim of non-infringement, there can be no assurance that we would have the financial resources to enforce our rights effectively. If we are enjoined from using a technology, we will need to obtain a license to use the technology, but licenses to third-party technology may not be available to us at a reasonable cost, or at all.

From time to time, other companies and individuals may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies or marks that are important to the gaming or telecommunications industries or our business.  We will evaluate each such claim relating to our services and, if appropriate, seek a license to use the protected technology. There can be no assurance that we will be able to obtain licenses to intellectual property of third parties on commercially reasonable terms, if at all. In addition, we could be at a disadvantage if our competitors obtain licenses for protected technologies with more favorable terms than we do. If we are unable to license protected technology used in our services, we could be prohibited from marketing those services or may have to market services without desirable features. We could also incur substantial costs to redesign our services or to defend any legal action taken against us. If our services should be found to infringe protected technology, we could be enjoined from further infringement and required to pay damages to the infringed party. Any of the foregoing could have a material adverse effect on the results of our operations and our financial position.

Being a public company involves increased administrative costs, which could result in lower net income and make it more difficult for us to attract and retain key personnel

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes Oxley Act of 2002, as well as rules subsequently implemented by the SEC, has required changes in corporate governance practices of public companies.  We expect that these rules and regulations will result in substantial legal and financial compliance costs and make some activities more time consuming.  For example, in connection with being a public company, we may have to create several board committees, implement additional internal controls and disclose controls and procedures, retain a transfer agent and financial printer, adopt an insider trading policy and incur costs relating to preparing and distributing periodic public reports in compliance with our obligations under securities laws.  These rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements required by this item are set forth beginning on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Thomas Bauman, CPA (“Mr. Bauman”), by letter dated January 16, 2008, which was received by Artfest International, Inc. (the “Registrant”) on or about February 8, 2008, resigned as the independent certified accountant of the Registrant.

The Registrant did not have any disagreements with Mr. Bauman on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure for the Registrant’s fiscal years ended December 31, 2005 and December 31, 2006, or thereafter through January 16, 2008, the date of Mr. Bauman’s resignation letter.  Mr. Bauman’s reports on the Registrant’s financial statements for the past two fiscal years ended December 31, 2005 and December 31, 2006, and thereafter through January 16, 2008, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified as to audit scope or accounting principles, but was qualified, however, as to Registrant’s ability to continue as a going concern.

The Registrant engaged Eugene M. Egeberg, CPA (“Mr. Egeberg”) as of February 18, 2008 as its certifying accountant to audit the Registrant’s financial statements for the year ended December 31, 2007.  In connection with the Registrant’s acquisition of Art Channel in December 2007, Art Channel utilized Mr. Egeberg, who was then Art Channel’s independent certified accountant, to audit Art Channel’s financial statements for the period from its inception through September 30, 2007, and to prepare unaudited pro forma consolidated balance sheets which were included in the Registrant’s 8-K which was filed with the Securities and Exchange Commission on January 18, 2008.

Mr. Egeberg did not provide the Registrant with advice regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant’s financial statements, that was an important factor considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue.  During the two most recent fiscal years ended December 31, 2005 and December 31, 2006 the Registrant did not consult with Mr. Egeberg on any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive and financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007 (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There have been no changes in our internal controls or in other factors that could affect these controls subsequent to the Evaluation Date.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

We accepted the resignations from the Board of Directors of Eric Hansen and Mark Gordon pursuant to the terms of the Acquisition Agreement dated December 26, 2007.

Our Board of Directors was simultaneously filled by the Board of Directors of Art Channel, which consisted Mr. Edward Vakser and Ms. Anzhelika Tassan.  The Board subsequently appointed Edward Vakser as President and Chief Executive Officer, and Anzhelika Tassan as Secretary and Chief Marketing Officer.

Our present executive officers and directors, their ages and present positions are as follows:

Name	Age	Position	First Year Elected/Appointed
Edward Vakser	44	President, CEO, Director	2007
Anzhelika Tassan	34	Secretary, CMO, Director	2007
Jacob D. Cohen	29	Chief Operating Officer	2008
Larry D. Ditto	67	Director	2003

All of our directors will hold office until the next meeting of shareholders and until their successors have been duly elected and qualified.  All of our executive officers will hold office until the next annual meeting of the directors and until their successors have been duly appointed and qualified.

Edward Vakser, who has served as the President and Chief Executive Officer of Art Channel and its predecessors since 2004, now holds the same position with the Company.  For the past 24 years, Mr. Vakser has been involved in a multitude of enterprises including owning the second largest staging company in North Texas and producing some of the largest corporate and entertainment industry events.  He has been awarded several growth and performance industry awards.  For over 10 years, Mr. Vakser has been working on several intellectual property concepts including Art Channel, 3D Concert, Wrestling, Ultimate Fighting and Extreme Sports, along with a multitude of art, recording, and performing artists.  Mr. Vakser was also the President and Chief Executive Officer of Revolve Communications, a full service Communications, Production, Event, Presentation and Staging Company, from 2003-2005, and was the President and Chief Executive Officer of Intelecon Services, Inc., a business which leased equipment for motion picture and video production, from 1992-2003.

Anzhelika Tassan, who has served as the Secretary and Chief Marketing Officer of Art Channel and its predecessors since 2004, now holds the same position with the Company.  Ms. Tassan, one of the co-founders of Art Channel, has been involved in the production and multimedia industry for over 12 years.  Ms. Tassan, one of the co-founders of Art Channel, has been involved in the production and multimedia industry for over 12 years.  She has been involved and coordinated multimedia designs and developments for large scale projects and currently specializes in developing a variety of digital marketing media campaigns including interactive programs, corporate branding tools and web-based training modules.  As an innovator of new CD-ROM/DVD development, she helped pioneer a new interactive technology for a Stereoscopic 3D Interactive CD training program.  Ms. Tassan has developed award-winning multimedia marketing and training programs for such clients as Huffines Communities, DeWitt Marketing, Dallas Woodcraft, Siepela Industries, Wilbow Corporation, Inc., Nokia, Dr. Pepper/7-Up, Valerian Properties, Ericsson, Marlin Atlantis, Haggard Properties, Macfarlan, Leman Development, Feature Presentations, Trinity Industries, Alcatel, IDB Systems, Williams Entertainment, EDS, Rainforest Creations, and Nortel Networks.  Ms. Tassan has also been the President and Chief Executive Officer of TNT Media Productions, LTD. since 2003, was the Vice President of Revolve Communications from 2000-2003, and was the Director for Multimedia and Marketing for Intelecon Services, Inc. from 1996-2003.

Jacob D. Cohen has served as the Company’s Chief Operating Officer since 2008.  Mr. Cohen also served as the Controller and Vice President of Finance for Art Channel and since 2007, and held the same positions with the Company in 2007 until becoming Chief Operating Officer in 2008.  Mr. Cohen served from 2002 through 2004 as the Chief Executive Officer of Advertise Network, which made digital signs, as a broker for Solomon Advisors, a securities broker-dealer, from 2003 through 2004, an investment banker for Allegiance Capital, an investment bank, from 2004-2005 and is the sole shareholder and officer and director for Cohen Enterprises, a private company used for Mr. Cohen’s private consulting work, from 2005 to the present.  Mr. Cohen graduated from Brandeis University in 2001 with a Bachelor of Science in economics and finance.

Larry D. Ditto served as the Company’s President and Chief Executive Officer until December 2007.  Mr. Ditto has been involved with the Company since early 2005 as its then CEO and was later appointed President and Chairman of the Board of Directors.  In 1979, Mr. Ditto became President, CEO, and 50% owner of a business that provided group purchasing programs for nursing homes.  He specialized in negotiating agreements with suppliers for purchases of hundred of millions of dollars.  The company was sold in 1996 to its largest competitor and he accepted a work/consulting agreement with the new owners.  His contract ended in 2006.  In 1967 Mr. Ditto completed an MA in elementary administration and entered the doctoral program at Michigan State University as a teaching fellow.

There are no arrangements or understandings among Edward Vakser, Anzhelika Tassan, Jacob Cohen and/or Larry D. Ditto and any other persons, pursuant to which Edward Vakser, Anzhelika Tassan and Larry D. Ditto were selected as directors.

Edward Vakser and Anzhelika Tassan are brother and sister.

Edward Vakser, Anzhelika Tassan, Jacob Cohen and Larry D. Ditto each failed to file on a timely basis Forms 3 and 5 as required by Section 16(a) during the most recent fiscal year.

CODE OF ETHICS

The Company has not yet adopted a code of ethics for its principal executive officer, principal financial officer, principal accounting officer or controller due to the small number of executive officers involved with the Company.  The Board of Directors will continue to evaluate, from time to time, whether a code of ethics should be developed and adopted.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain information as to our principal executive officer for our fiscal years ended December 31, 2007 and 2006.  No other executive officer received compensation which exceeded $100,000 from the Company in our fiscal years ended December 31, 2007 and 2006.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Larry D. Ditto	2007	$200.00	$0	$0	$0	$0	$0	$0	$200.00
Director

Employment Agreements: Pursuant to the written consent of the Board of Directors dated January 1, 2008, our Board of Directors agreed to honor the terms and conditions of the employment agreement which Jacob Cohen entered into with The Art Channel, Inc. dated as of August 1, 2007 which terminates as of August 1, 2012.  Pursuant to said employment agreement, Mr. Cohen shall receive a base salary of $120,000 per annum.  Mr. Cohen also received an Equity Incentive Award of 75,000 shares of the Company’s common stock, and a monthly automobile allowance of $500.

We do not currently have employment agreements with any of our other employees, although we anticipate entering into employment agreements with Edward Vakser, Anzhelika Tassan and J. Scott Tassan, who will be Vice President of Production and who is the husband of Anzhelika Tassan, in the near future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         We have provided below information as of March 13, 2008 concerning the beneficial ownership of our Common Stock by (i) all persons whom we know to own beneficially 5% or more of our Common Stock, (ii) each of our directors and executive officers individually, and (iii) all of our directors and executive officers as a group.

Title of Class	Name & Address of Beneficial Owner	Amount & Nature of Beneficial Owner	Percent of Class
Common Stock	Edward Vakser 15851 Dallas Parkway, Suite 600 Addison, TX 75001	9,520,000	16.06%
Common Stock	Anzhelika Tassan 15851 Dallas Parkway, Suite 600 Addison, TX 75001	9,520,000	16.06%
Common Stock	Larry D. Ditto 17 Via Belmonte Rancho Santa, CA 92688	2,500,000	4.22%
Common Stock	Jacob D. Cohen 15851 Dallas Parkway, Suite 600 Addison, TX 75001	840,000	1.42%
Common Stock	Joseph Walsh 19217 Glen Moore Drive West Palm Beach, FL 33409	5,000,000 (1)	8.43%
Common Stock	All Directors & Officers as a Group (consisting of 3 persons)	22,380,000	13.80%

(1) Although Joseph Walsh in January 2008 transferred four million five hundred thousand (4,500,000) of the five million (5,000,000) shares attributed to him in this table, Mr. Walsh has retained the voting rights with respect to all five million (5,000,000) shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 31, 2008, Larry Ditto, a Director, purchased 500,000 shares of unregistered securities via a subscription agreement for $50,000 in cash.

PART IV

ITEM 13.  EXHIBITS

Exhibits and Financial Statements:

         1.  Financial Statements

         The following financial statements are included on pages F-1 to F-10 of the Financial Statements in this Report.

(i)	Report of Independent Accountant
(ii)	Balance Sheets as of December 31, 2007 and December 31, 2006
(iii)	Statements of Income for the fiscal years ended December 31, 2007 and 2006
(iv)	Statements of Cash Flows for the fiscal years ended December 31,
2007 and 2006
(v)	Statements of Changes in Stockholders' Equity for the fiscal years ended December 31, 2007 and 2006
(vi)	Notes to Financial Statements

EXHIBITS.

Exhibit	Exhibit
Number	Description

3(i)	Articles of Incorporation
3(ii)	Bylaws
4	Stock Option Plan *
10	Acquisition Agreement **
20	Proxy *
21	Subsidiaries of the Small Business Issuer
22	Published report regarding matters submitted to vote of security holders ***
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

*  Incorporated by reference to the Company’s Form 14A, which was filed with the Securities and Exchange Commission on February 27, 2008.

**  Incorporated by reference to the Company’s Form 8-K/A, which was filed with the Securities and Exchange Commission on January 18, 2008.

***  Incorporated by reference to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on April 18, 2008.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

OUR INDEPENDENT ACCOUNTANT

The Registrant engaged Eugene M. Egeberg, CPA (“Mr. Egeberg”) as of February 18, 2008 as its certifying accountant to audit the Registrant’s financial statements for the year ended December 31, 2007.  In connection with the Registrant’s acquisition of The Art Channel, Inc. in December 2007, The Art Channel utilized Mr. Egeberg, who was then The Art Channel’s independent certified accountant, to audit The Art Channel’s financial statements for the period from its inception through September 30, 2007, and to prepare unaudited pro forma consolidated balance sheets which were included in the Registrant’s 8-K which was filed with the Securities and Exchange Commission on January 18, 2008.

1. AUDIT FEES.

Our audit fees for the years ended December 31, 2007 and 2006 were as follows:

2007	2006
$19,000	$10,500

2. TAX FEES.

Our tax return fees for the years ended December 31, 2007 and 2006 were as follows:

2007	2006
$3,500	$2,100

3. ALL OTHER FEES.

2007	2006
$0	$0

PRE-APPROVAL POLICIES AND PROCEDURES

Our financial statements for the fiscal year ended December 31, 2007 have been audited by our independent accountant, Mr. Egeberg.  Each year our Board of Directors pre-approves all audit and tax related services prior to the performance of such services.  The percentage of hours expended on the audit by persons other than Mr. Egeberg was zero.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Artfest International, Inc.
(Registrant)

By: /s/ Edward Vakser
Edward Vakser, President, CEO and Director (Principal Executive Officer and Principal Financial Officer)
Date: April 25, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Anzhelika Tassan
Anzhelika Tassan, Secretary, Chief
Marketing Officer and Director
Date: April 25, 2008

By: /s/ Larry D. Ditto
Larry D. Ditto, Director
Date: April 25, 2008

EUGENE M EGEBERG
CERTIFIED PUBLIC ACCOUNTANT
834 SOUTH MILTON AVENUE
BALTIMORE, MARYLAND  21224
Telephone (410) 218-1711  Fax (410) 374-8121

To the Board of Directors and Stockholders
Artfest International, Inc.
15851 Dallas Parkway, Suite 600
Addison, TX 75001

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT

We have audited the accompanying balance sheet of Artfest International, Inc. as of December 31, 2007, and the related statements of operations and changes in stockholder’s deficit and cash flows for the year then ended.   These financial statements are the responsibility of the companies’ management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards as well as standards required by the Public Companies Accounting Oversight Board.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.    An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.  For comparison pruposes, the financial information from 2006 was based on the audit and filings by Thomas Bauman, CPA.  We have not audited nor expressed an opinion on the statements from 2006.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Artfest International, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

Eugene M Egeberg
24 April 2008

ARTFEST INTERNATIONAL, INC.
BALANCE SHEET
DECEMBER 31, 2006 & 2007
AUDITED

ASSETS
	2007	2006
Current Assets
Cash and cash equivalents	$315	$255
Prepaid Expenses	-	561
Accounts Receivable	351,000	-

Total Current Assets	351,315	255

Non-Current Assets
Intangible Asset	$8,000

Total Non-Current Assets	8,000

Property, Plant and Equipment
at cost, net of accumulated depreciation	75,435	5,125

TOTAL ASSETS	$434,750	$5,380

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and Accrued Liabilities	$159,725	$110,882
Current Portion of Notes Payable (Note 8)	226,620	-
Deferred Revenue	351,000	-
Rewards Payable	473,317	-

Total Current Liabilities	1,210,662	110,882

Non-current Liabilities
Loans Payable (Note 8)	769,547	642,914

TOTAL LIABILITIES	$1,980,209	$753,795

Stockholders’ Equity:
Common Stock - $.001 par value – 40,000,000
shares authorized, 36,230,629 issued and
outstanding	$36,231	$198
Additional paid-in capital	253,243	264,490
Retained earnings (deficit)	(1,834,933)	(1,012,543)

TOTAL STOCKHOLDERS EQUITY	$(1,545,460)	$(747,855)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$434,750	$5,941
The accompanying notes are an integral part of these financial statements.

ARTFEST INTERNATIONAL, INC.
STATEMENT OF INCOME AND EXPENSES
FOR THE YEARS ENDED DECEMBER 31, 2006 & 2007
AUDITED

	2007	2006

Revenue	$327,663	$91,257

Cost of Revenue	592,543	69,929

Gross Profit (Loss)	(264,880)	21,328

Operating Expenses	608,277	226,565

Net Income (Loss) from Operations	(873,157)	(205,237)

Other Income (Expense), Net	(20,321)	(22,273)

Net Income (Loss)	$(893,477)	$(227,510)

Weighted average number of common shares
outstanding – basic and fully diluted	36,230,629	36,230,629

Net (Loss) per share – basic and fully diluted	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

ARTFEST INTERNATIONAL, INC.
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 & 2007
AUDITED

	2007	2006

Cash Flows From Operating Activities
Net income (loss)	$(893,477)	$(227,510)

Adjustments to reconcile net income (loss) to
net cash (used) provided by operating activities:

Increase in Depreciation	37,493	4,700
Increase in Inventory	-	21,410
(Increase) in Accounts Receivable	(351,000)	995
Increase in Accounts Payable and Accrued Expenses	48,844	31,071
Increase in Rewards Payable	473,317	-
Increase in Deferred Revenue	351,000	-
Increase in Prepaid Expenses	561	(561)

Net cash (used) by operating activities	(333,262)	(169,895)

Cash Flows From Investing Activities
	(8,000)	-
Purchase of property, plant and equipment	(107,803)	30,114

Net cash used in investing activities	(115,803)	30,114

Cash Flows From Financing Activities
Issuance of Common Stock	36,032	-
Decrease in Notes Payable	226,620	-
Increase in Loans Payable	126,633	99,158
Increase in Retained Earnings	71,088	-
Increase in Contributed Capital	(11,247)	40,000

Net cash used in financing activities	449,126	139,158

Net decrease in cash and cash equivalents	61	(623)

Cash and cash equivalents, Beginning of Period	255	878

Cash and cash equivalents, December 31, 2007	$316	$255

The accompanying notes are an integral part of these financial statements.

ARTFEST INTERNATIONAL, INC.
CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 & 2007
AUDITED

	2006

	Common	Additional	Retained
	Stock	Paid In Capital	Earnings	Total

Balance at January 1, 2006	$198	$224,490	$(785,033)	$(560,345)

Stock Purchased	-	-	-	-

Additional Paid in Capital	-	40,000	(227,509)	(187,509)

Retained Earnings Adjustment	-	-	-	-

Net Income	16,399	-	-	16,399

Balance at December 31, 2006	$198	$264,490	$(1,012,542)	$(747,854)

	2007

	Common	Additional	Retained
	Stock	Paid In Capital	Earnings	Total

Balance at January 1, 2007	$198	$264,490	$(1,012,542)	$(747,854)

Stock Purchased	16,399	-	-	16,399

Additional Paid in Capital	19,634	(11,247)	-	8,387

Retained Earnings Adjustment	-	-	71,087	71,087

Net Income	-	-	(893,478)	(893,478)

Balance at December 31, 2007	$36,231	$253,243	$(1,834,933)	$(1,545,460)

The accompanying notes are an integral part of these financial statements.

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Audited)

Note 1 - History and organization of the company

The Company was incorporated on February 21, 2002 (Date of Inception) under the laws of the State of Delaware.  Artfest International Inc. provides sales, marketing, financial and e-commerce systems to the industries of Arts, Antiques, Collectibles and Luxury Goods. The markets are serviced by artists, dealers, galleries, and manufacturers of reproductions and luxury goods.

On December 28, 2007, the Company acquired 100% of The Art Channel, Inc. in exchange for 8,000,000 shares of Artfest International, Inc. stock, which were issued to the former shareholders of The Art Channel, Inc.

Pursuant to the Acquisition Agreement of March 2008, the Company agreed to issue an additional 20,000,000 shares of stock to former Art Channel, Inc. shareholders for the acquisition, and an additional 1,500,000 shares of stock to the Company's Director, Larry D. Ditto.

Note 2 - Accounting policies and procedures

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2007.

Fixed Assets
Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

Computer equipment	3 years
Office equipment	4 years
Proprietary Software	3 years
Furniture and Fixtures	7 years

Property and Equipment consist of the following:

Office equipment	$3,240
Proprietary software	$60,500
Furniture and Fixtures- Art	$41,095
Less-accumulated depreciation	(32,368)
Total PP&E (net of depreciation)	$75,435

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2007.

Revenue recognition
The Company recognized revenue and gains when earned and related costs of sales and expenses when incurred.

Advertising costs
The Company expenses all costs of advertising as incurred. There were nominal advertising costs included in selling, or general and administrative expenses in 2007 or 2006.

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS # 128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2007.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007 and 2006 respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximated fair values or they are payable on demand.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $1,834,933 for the period from February 21, 2002 (inception) to December 31, 2007. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount of the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

As of December 31, 2007, the Company has a net operating loss carryforward of approximately $1,834,933 for tax purposes, which will be available to offset future taxable income. This carryforward will expire in various years through 2027.

Note 5 - Stockholders' Equity

The Company was authorized to issue 40,000,000 shares of its $0.001 par value common stock as of December 31, 2007.

On November 19, 2002 the Company issued 19,832,000 shares of its $0.001 par value common stock as founders' shares to acquire 100% of the outstanding shares of Artfest International, Inc., a Delaware Corporation for a net book value of $19,832.

On December 31, 2007 the Company issued 8,000,000 shares of its $0.001 par value common stock as partial payment to shareholders of The Art Channel, Inc. in a 100% acquisition.   As of December 31, 2007, the Company’s authorized shares were 40,000,000.

In March 2008, the Company amended its Certificate of Incorporation to increase its authorized shares to 502,000,000, of which 500,000,000 shares are common stock, par value $0.001, and 2,000,000 shares are preferred stock, par value $0.001.   The Company then issued an additional 21,500,000 shares of common stock to complete the acquisition of The Art Channel, Inc.

Note 6 - Warrants and options

As of December 31, 2007, there were no warrants outstanding; there are 1,600,000 options outstanding to acquire any additional shares of common stock.

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

The Company has $769,547 in loans payable to shareholders and $226,620 in short-term notes. The notes call for varying interest rates ranging from 1% to 12% per annum, and contain a stock payment option payable at the lender's discretion.  As of the report date, the Company is in default on all of its short term notes payable to shareholders and non-shareholders. Management has not formulated a repayment plan, and no  contingency plan has been established in the event that the lenders seek legal remedies.

On May 22, 2007, the Company signed a loan payable to Brothers Realty & Investment Group, LLC for $120,000 due on May 22, 2008.  This loan accrues interest at 12% per annum.

On July 5, 2007, the Company signed a loan payable to Brothers Realty & Investment Group, LLC for $35,000 due on July 5, 2008.   This loan accrues interest at 12% per annum.

On August 26, 2007, the Company signed a loan payable to Andy Haase in the amount of $30,000 due on August 26, 2008.  The loan accrues interest at 10% per annum.  The original amount was $35,000, with a $5,000 payment having been made in July 2007.

On April 3, 2007, the Company signed a loan payable to Dale Bagwell for $20,000 due on April 3, 2008. The loan accrues interest at 10% per annum.   The original amount was $25,000, with a $5,000 payment having been made in July 2007.

On December 7, 2007 the Company signed a loan payable to Patrick Haxton in the amount of $15,000 with no fixed due date.  The loan is non-interest bearing.

Note 9 - MATERIAL SUBSEQUENT EVENTS AND CONTINGENCIES

In March 2008, the Company amended its Certificate of Incorporation to increase its authorized shares to 502,000,000, of which 500,000,000 shares are common stock, par value $0.001, and 2,000,000 shares are preferred stock, par value $0.001.   The Company then issued an additional 21,500,000 shares to complete the acquisition of The Art Channel, Inc.