Form 10-Q
period 2008-03-31
ARTFEST INTERNATIONAL INC
filed 2008-05-15
CIK 1168738

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

or
☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ___________

Commission File Number 33-19048-NY

  ARTFEST INTERNATIONAL, INC.
(Exact Name of Small Business Issuer as specified in its charter)

Delaware	30-0177020
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

15851 Dallas Parkway, Suite 600 Addison, Texas 75001
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (877) 278-6672

Indicate by check mark whether the Issuer:

(1) Has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports):

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

(2) Has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

62,275,629 shares of the registrant's Common Stock, $.001 per share, were outstanding as of March 31, 2008.

AMERICAN METAL & TECHNOLOGY, INC.
TABLE OF CONTENTS
FORM 10-Q

PART I FINANCIAL INFORMATION

ARTFEST INTERNATIONAL, INC.
BALANCE SHEET
MARCH 31st (2007 & 2008)
(UNAUDITED)

ASSETS
	March 31, 2008	March 31, 2007
Current Assets
Cash and cash equivalents	$26,587	$(18,255)
Prepaid Expenses	-	291
Accounts Receivable	351,000	351,000

Total Current Assets	377,587	333,036

Non-Current Assets
Intangible Asset, net of accumulated amortization	29,450	-

Total Non-Current Assets	29,450	-

Property, Plant and Equipment
at cost, net of accumulated depreciation	72,346	48,018

TOTAL ASSETS	$479,383	$381,054

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and Accrued Liabilities	$579,752	$117,920
Current Portion of Notes Payable (Note 8)	359,873	(127)
Deferred Revenue	351,000	351,000
Rewards Payable	479,347	-

Total Current Liabilities	1,769,973	468,793

Non-current Liabilities
Loans Payable (Note 8)	699,747	682,914

TOTAL LIABILITIES	$2,469,719	$1,151,706

Stockholders' Equity:
Common Stock - $.001 par value - 500,000,000
shares authorized, 62,275,629 issued and
outstanding	$62,276	$198
Preferred Stock - $0.001 par value - 2,000,000
shares authorized, none issued or outstanding	-	-
Additional paid-in capital	528,198	264,490
Retained earnings (deficit)	(2,580,809)	(1,035,340)

TOTAL STOCKHOLDERS EQUITY	$(1,990,336)	$(770,652)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$479,383	$381,054
The accompanying notes are an integral part of these financial statements.

ARTFEST INTERNATIONAL, INC.
STATEMENT OF INCOME AND EXPENSES
FOR THE THREE MONTHS ENDED MARCH 31st (2007 & 2008)
(UNAUDITED)

	March 31, 2008	March 31, 2007

Revenue	$12	$180,143

Cost of Revenue	12,740	30,665

Gross Profit (Loss)	(12,728)	149,478

Operating Expenses	726,701	171,101

Net Income (Loss) from Operations	(739,429)	(21,623)

Other Income (Expense), Net	(6,448)	(1,175)

Net Income (Loss)	$(745,876)	$(22,798)

Weighted average number of common shares
outstanding - basic and fully diluted	62,275,629	28,000,629

Net (Loss) per share - basic and fully diluted	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

ARTFEST INTERNATIONAL, INC.
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31st (2007 & 2008)
(UNAUDITED)

	March 31, 2008	March 31, 2007

Cash Flows From Operating Activities
Net income (loss)	$(745,876)	$(22,798)

Adjustments to reconcile net income (loss) to
net cash (used) provided by operating activities:

Increase in Depreciation	5,089	1,175
Increase in Amortization	50	-
Increase in Inventory	-	-
Increase in Rewards Payable	-	-
(Increase) in Accounts Receivable	-	(351,000)
Increase in Accounts Payable and Accrued Expenses	420,027	(25,962)
Increase in Deferred Revenue	-	351,000
Increase in Prepaid Expenses	-	270

Net cash (used) by operating activities	(320,710)	(47,315)

Cash Flows From Investing Activities
Intangible Assets	(21,500)	-
Purchase of property, plant and equipment	(2,000)	(11,068)

Net cash used in investing activities	(23,500)	(11,068)

Cash Flows From Financing Activities
Issuance of Common Stock	26,045	-
Increase (Decrease) in Notes Payable	62,753	(127)
Increase in Loans Payable	6,730	40,000
Increase in Retained Earnings	-	-
Increase in Contributed Capital	274,955	-

Net cash used in financing activities	370,483	39,873

Net decrease in cash and cash equivalents	26,274	(18,510)

Cash and cash equivalents, Beginning of Period	315	255

Cash and cash equivalents, March 31, 2008	$26,587	$(18,255)

The accompanying notes are an integral part of these financial statements.

ARTFEST INTERNATIONAL, INC.
CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31st (2007 & 2008)
(UNAUDITED)

	2007

	Common	Additional	Retained
	Stock	Paid In Capital	Earnings	Total

Balance at January 1, 2007	$198	$224,490	$(785,033)	$(560,345)

Stock Purchased	-	-	-	-

Additional Paid in Capital	-	40,000	(227,509)	(187,510)

Retained Earnings Adjustment	-	-	-	-

Net Income	-	-	(22,798)	(22,798)

Balance at March 31, 2007	$198	$264,490	$(1,035,340)	$(770,652)

	2008

	Common	Additional	Retained
	Stock	Paid In Capital	Earnings	Total

Balance at January 1, 2008	$36,231	$253,243	$(1,834,933)	$(1,545,460)

Stock Purchased	26,045	-	-	26,045

Additional Paid in Capital	71,080	203,875	-	274,955

Retained Earnings Adjustment	-	-	-	-

Net Income	-	-	(745,876)	(745,876)

Balance at March 31, 2008	$133,356	$457,118	$(2,580,809)	$(1,990,335)

The accompanying notes are an integral part of these financial statements.

ARTFEST INTERNATIONAL, INC.
March 31, 2008
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

On December 28, 2007, pursuant to an Acqusition Agreement dated December 28, 2007, the Company acquired 100% of The Art Channel, Inc. in exchange for 28,000,000 shares of Artfest International, Inc. stock, which were issued to the former shareholders of The Art Channel, Inc. of which 8,000,000 shares were issued as of December 28, 2007 and 20,000,000 shares were issued as of March 28, 2008 subsequent to the Company’s annual meeting at which time the shareholders of the Company voted to increase the number of the authorized shares of the Company’s common stock to 500,000,000.

In addition, the Company agreed to issue an additional 1,500,000 shares of stock to the Company’s former Chairman and CEO, Larry Ditto pursuant to the terms in the Acquisition Agreement.

Note 2 - Accounting policies and procedures

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2008.

Fixed Assets
Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

Computer equipment	3 years
Office equipment	4 years
Proprietary Software	3 years
Furniture and Fixtures	7 years

Property and Equipment consist of the following:

Office equipment	$6,208
Proprietary software	$60,500
Furniture and Fixtures- Art	$43,095
Less-accumulated depreciation	(37,457)

Total PP&E (net of depreciation)	$72,346

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at March 31, 2008.

Revenue recognition
The Company recognized revenue and gains when earned and related costs of sales and expenses when incurred.

Advertising costs
The Company expenses all costs of advertising as incurred. There were nominal advertising costs included in selling, or general and administrative expenses in 2008 or 2007.

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS # 128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of March 31, 2008.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2008 and 2007 respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximated fair values or they are payable on demand.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $2,580,809 for the period from February 21, 2002 (inception) to March  31, 2008. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount of the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

As of March 31, 2008, the Company has a net operating loss carryforward of approximately $2,585,300 for tax purposes, which will be available to offset future taxable income. This carryforward will expire in various years through 2027.

Note 5 - Stockholders' Equity

The Company was authorized to issue 500,000,000 shares of its $0.001 par value common stock and 2,000,000 shares of its $0.001 par value preferred stock as of March 31, 2008.

On November 19, 2002 the Company issued 19,832,000 shares of its $0.001 par value common stock as founders' shares to acquire 100% of the outstanding shares of Artfest International, Inc., a Delaware Corporation for a net book value of $19,832.

As of December 28, 2007 the Company issued 8,000,000 shares of its $0.001 par value common stock as partial payment to shareholders of The Art Channel, Inc. pursuant to an acquisition agreement.   As of December 31, 2007, the Company’s authorized shares were 40,000,000.

In March 2008, the Company amended its Certificate of Incorporation to increase its authorized shares to 502,000,000, of which 500,000,000 shares are common stock, par value $0.001 and 2,000,000 shares are preferred stock, par value $0.001.   The Company then issued an additional 20,000,000 shares of common stock to shareholders of The Art Channel, Inc. and 1,500,000 shares of common stock to Larry D. Ditto pursuant to an acquisition agreement.

Note 6 - Warrants and options

As of March 31, 2008, there were no warrants outstanding; there are 1,600,000 options outstanding to acquire any additional shares of common stock.

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

On July 5, 2007, the Company signed a loan payable to Brothers Realty & Investment Group, LLC for $30,000 due on July 5, 2008.   This loan accrues interest at 12% per annum. The original amount was $35,000, with a $5,000 payment having been made in February 29, 2008.

On August 26, 2007, the Company signed a loan payable to Andy Haase in the amount of $25,000 due on August 26, 2008.  The loan accrues interest at 10% per annum.  The original amount was $35,000, with a $5,000 payment having been made in July 2007.

On April 3, 2007, the Company signed a loan payable to Dale Bagwell for $20,000 with no fixed due date.  The loan is non-interest bearing. The original amount was $25,000, with a $5,000 payment having been made in July 2007.

On December 7, 2007 the Company signed a loan payable to Patrick Haxton in the amount of $15,000 with no fixed due date.  The loan is non-interest bearing.

On January 31, 2008, the Company signed a Promissory Note payable to Frady Zyskind as Trustee for $50,000 due on July 31, 2008. The loan accrues an interest at 1.5% per month, or 18% per annum.

On March 17, 2008, March 24, 2008, and March 25, 2008 the Company received an advance on a loan prior to the execution of loan documents in the amounts of $10,000, $7,200 and $7,800 respectively for a total of $25,000 from a third party (See Note 9 for further details).

Note 9 - MATERIAL SUBSEQUENT EVENTS AND CONTINGENCIES

In March 2008, the Company amended its Certificate of Incorporation to increase its authorized shares to 502,000,000, of which 500,000,000 shares are common stock, par value $0.001 and 2,000,000 shares are preferred stock, par value $0.001.   The Company then issued an additional 20,000,000 shares of common stock to shareholders of The Art Channel, Inc. and 1,500,000 shares of common stock to Larry D. Ditto pursuant to an acquisition agreement.

On March 28, 2008, the Company filed a Form S-8 with the Securities and Exchange Commission, registering a proposed maximum of 7,500,000 shares of Common Stock.  Pursuant to a Consulting Agreement dated March 13, 2008, 3,000,000 of the registered shares were issued to Beryl Zyskind, and the remaining 4,500,000 registered shares will be issued to Mr. Zyskind on or prior to May 22, 2008.

On April 4, 2008, the Company received an advance on a loan prior to the execution of loan documents in the amount of $25,000 from a third party. The Company is currently awaitin the execution of documents for financing of up to $300,000 from this third party pursuant to Convertible Debentures.  Pursuant to the terms of a Securities Purchase Agreement, the third party will advance the Company an aggregate of $300,000, to be paid in twelve payments of $25,000 each over a period of fifteen weeks, with each advance to be evidenced by a Convertible Debenture.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our results of operations and financial condition.  This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

Overview

Until the Company begins to generate cash flows through operations, the Company continues to seek both equity investment through the sale of unregistered securities and debt capital as its sources of liquidity.

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

Three months ended March 31, 2008 compared with the three months ended March 31, 2007.

Revenue

Revenue for the three months ended March 31, 2008, was $12, a decrease of 99.99% as compared to $180,143 for the three months ended March 31, 2007.  Revenue decreased for the three months ended March 31, 2008, as compared with the three months ended March 31, 2007, largely as a result of our acquisition of The Art Channel, Inc. (“Art Channel”) during the quarter ended December 31, 2007.  Our revenue for the three months ended March 31, 2008 reflects that we had virtually no business during this period, as we prepared the Company for operation of Art Channel.  Gross profit margin (loss) for the three months ended March 31, 2008, was $(12,728), or -1060.67% of revenues, compared to a gross profit of $149,478, or 82.98% of revenues, for the same period in 2007.  The decrease was due to our acquisition of Art Channel during the quarter ended December 31, 2007, and the costs associated with operating a new business attempting to establish itself in the marketplace.

Expenses from Operations

Total expenses, comprised mostly of general and administrative expenses were approximately $726,701 for the three months ended March 31, 2008, a net increase of $555,600 compared to $171,101 for the three months ended March 31, 2008.

The increase in operating expenses for the three months ended March 31, 2008 was mainly due to general operating expenses associated to growing the Company’s business and operations.

Other Expenses

Other expenses for the three months ended March 31, 2008 were $6,448 as compared to other expenses of $1,175 for the three months ended March 31, 2007.  The increase in other expenses was mainly due to depreciation expenses inherited from the acquisition of Art Channel.

Net Income

We had net loss of $745,876 for the three months ended March 31, 2008 an increase of 3,271.67% as compared to net income of $22,798 for the three months ended March 31, 2007.  The increase was mainly due to an increase in operating expenses which increased 424.72% compared with the three months ended March 31, 2007, and gross loss in the three months ended March 31, 2008 as opposed to a gross profit in the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital resources

Cash balance amounted to $26,587 in the three months ended March 31, 2008, and a cash deficit of $18,255 as of March 31, 2007.

We will need additional financing to meet our capital requirements.  We currently have no arrangements to obtain additional financing and we will be dependent upon sources such as funds from private sources such as, loans and additional private placements, funds from public offerings, and future earnings, if any.  In view of our limited operating history, our ability to obtain additional funds is limited.  Additional financing may only be available, if at all, upon terms which may not be commercially advantageous.

On April 4, 2008, the Company received an advance on a loan prior to the execution of loan documents in the amount of $25,000 from a third party. The Company is currently awaiting the execution of documents for the financing of up to $300,000 from this third party pursuant to Convertible Debentures. Pursuant to the terms of the Securities Purchase Agreement, the third party will advance the Company an aggregate of $300,000, to be paid in twelve payments of $25,000 each over a period of fifteen (15) weeks, with each advance to be evidenced by a Convertible Debenture.

Operating activities

Net cash used by operating activities for the three months ended March 31, 2008 was $320,710 compared to $47,315 used by operating activities in the three months ended March 31, 2008.  This change was mainly due to the acquisition of Art Channel, and the preparation of the Company for operation of Art Channel’s business.

The Company had a net loss of $745,876 for the three months ended March 31, 2008 compared to a net loss of $22,798 for the three months ended March 31, 2007.  Net accounts receivable for the three months ended March 31, 2008 was $0 compared to $351,000 for the three months ended March 31, 2007.  The difference in both net income and net accounts receivable were mainly due to the acquisition of Art Channel.

Investing activities

Net cash used by investing activities was $23,500 for the three months ended March 31, 2008 compared to $11,068 used in the same period of 2007.

Financing activities

Net cash used in financing activities was $370,483 for the three months ended March 31, 2008 compared to $39,873 in the same period of 2007.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Material Commitments

We have no material commitments during the next fiscal period.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next fiscal period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Changes in foreign currency exchange rates could materially adversely affect the Company’s results of operations or financial condition in the future.  Currently, the functional currency for all of the Company’s operations is the U.S. dollar.  We believe our current exposure to fluctuations in foreign currency exchange rates is immaterial.  We have not entered into any foreign currency exchange and option contracts to reduce our exposure to foreign currency exchange risk and the corresponding variability in operating results as a result of fluctuations in foreign currency exchange rates.  However, we are attempting to enter foreign markets, and changes in foreign currency exchange rates may affect our business in the future.

ITEM 4T. CONTROLS AND PROCEDURES

Our principal executive and financial officers, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the most recently completed quarter, have concluded that as of the end of the most recently completed quarter, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

There have been no changes in our internal controls or in other factors that could affect these controls during or subsequent to the end of the most recently completed quarter.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Previously reported in Part II, Item 5 of the Company’s Form 10-KSB for the fiscal year ending December 31, 2007.

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

Previously reported in Part I, Item 4 of the Company’s Form 10-KSB for the fiscal year ending December 31, 2007.

Item 5. Other Information:

None.

Item 6. Exhibits and Reports on Form 8-K

(A)  Exhibits

ITEM 13.	EXHIBITS.

Exhibit	Exhibit
Number	Description

3(i)	Articles of Incorporation *
3(ii)	Bylaws *
4	Stock Option Plan **
10	Acquisition Agreement ***
20	Proxy **
22	Published report regarding matters submitted to vote of security holders ****
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

*  Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ending December 31, 2007.

**  Incorporated by reference to the Company’s Form 14A, which was filed with the Securities and Exchange Commission on February 27, 2008.

***  Incorporated by reference to the Company’s Form 8-K/A, which was filed with the Securities and Exchange Commission on January 18, 2008.

****  Incorporated by reference to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on April 18, 2008.

(B)  Reports on Form 8-K

(1)	Filed January 18, 2008, the Company announced the acquisition of The Art Channel, Inc.
(2)	Failed March 11, 2008, the Company announced a change in its certifying accountant.
(3)	Filed April 18, 2008, the Company announced the results of votes with respect to four proposals at its annual stockholders’ meeting held on March 28, 2008.
(4)	Filed April 25, 2008, the Company announced that it would be late in filings its Form 10-KSB for the fiscal year ended December 31, 2007 with the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTFEST INTERNATIONAL, INC.
(Registrant)

Date: May 15, 2008	By:	/s/ Edward Vakser
Edward Vakser
Title: President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)