Form 10-Q
period 2008-06-30
ARTFEST INTERNATIONAL INC
filed 2008-08-19
CIK 1168738

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

Or

 TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ___________

Commission File Number:  000-49676

ARTFEST INTERNATIONAL, INC.
(Exact Name of Small Business Issuer as specified in its charter)

Delaware	03-0390855
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

15851 Dallas Parkway-Suite 600 Addison TX 75001
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (877) 278-6672

Indicate by check mark whether the Issuer:

(1) Has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports):

Yes ☒No□

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	□	Accelerated Filer	□

Non-Accelerated Filer	□	Smaller Reporting Company	☒

(2) Has been subject to such filing requirements for the past 90 days.
 Yes ☒ No □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes □ No ☒

66,775,630 shares of the registrant's Common Stock, $.0001 per share, were outstanding as of June 30, 2008.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PAGE
FINANCIAL STATEMENTS

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Notes to Financial Statements	F-5

ARTFEST INTERNATIONAL, INC.
BALANCE SHEET
JUNE 30th (2007 & 2008)
UNAUDITED

ASSETS	June 30, 2008	Dec 31, 2007
Current Assets
Cash and cash equivalents	$10,518	$315
Prepaid Expenses	-	-
Accounts Receivable	351,000	351,000

Total Current Assets	361,518	351,315

Non-Current Assets
Inventory	$10,000	$-
Notes Receivable	91,500	-
Intangible Asset, net of accumulated amortization	29,266	8,000

Total Non-Current Assets	130,766	8,000

Property, Plant and Equipment
at cost, net of accumulated depreciation	89,413	75,435

TOTAL ASSETS	$581,697	$434,750

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and Accrued Liabilities	$420,260	$159,725
Current Portion of Notes Payable (Note 8)	460,873	226,620
Deferred Revenue	351,000	351,000
Rewards Payable	475,361	473,317

Total Current Liabilities	1,707,495	1,210,662

Non-current Liabilities
Loans Payable (Note 8)	784,497	769,547

TOTAL LIABILITIES	$2,491,992	$1,980,209

Stockholders' Equity:
Common Stock - $.001 par value - 250,000,000
shares authorized, 66,775,630 issued and
outstanding	$66,776	$36,231
Additional paid-in capital	703,698	253,243
Retained earnings (deficit)	(2,680,768)	(1,834,933)

TOTAL STOCKHOLDERS EQUITY	$(1,910,295)	$(1,545,460)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$581,697	$434,750

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenue	$24,724	$38,000	$24,736	$218,143

Cost of Revenue	2,670	80,225	15,250	110,890

Gross Profit (Loss)	22,054	(42,225)	9,486	107,253

Operating Expenses	130,090	135,924	849,360	308,200

Net Income (Loss) from Operations	(108,036)	(178,150)	(839,874)	(200,947)

Other Income (Expense), Net	8,078	92	(5,961)	92

Net Income (Loss)	$(99,958)	$(178,057)	$(845,834)	$(200,854)

Weighted average number of common shares
outstanding - basic and fully diluted	66,775,630	28,060,629	66,775,630	28,060,629

Net (Loss) per share - basic and fully diluted	$0.001	$0.006	$0.013	$0.007

ARTFEST INTERNATIONAL, INC. STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30th (2007 AND 2008) UNAUDITED
	June 30, 2008	June 30, 2007

Cash Flows From Operating Activities
Net income (loss)	$(845,834)	$(200,854)

Adjustments to reconcile net income (loss) to
net cash (used) provided by operating activities:

Increase in Depreciation	8,251	2,350
Increase in Amortization	234	-
Increase in Inventory	(10,000)	-
Increase in Rewards Payable	-	-
(Increase) in Accounts Receivable	-	(351,000)
Increase in Accounts Payable and Accrued Expenses	260,535	20,462
Increase in Deferred Revenue	-	351,000
Increase in Prepaid Expenses	-	270

Net cash (used) by operating activities	(586,814)	(177,772)

Cash Flows From Investing Activities
Increase in Intangible Assets	(21,500)	-
Decrease in Notes Receivables	(91,500)	-
Purchase of property, plant and equipment	(22,228)	(45,069)

Net cash used in investing activities	(135,228)	(45,069)

Cash Flows From Financing Activities
Issuance of Common Stock	30,545	-
(Increase) Decrease in Notes Receivable	-	-
Increase (Decrease) in Notes Payable	234,253	236,523
Increase in Loans Payable	16,994	-
Increase in Retained Earnings	-	-
Increase in Contributed Capital	450,455	-

Net cash used in financing activities	732,247	236,523

Net decrease in cash and cash equivalents	10,205	13,682

Cash and cash equivalents, Beginning of Period	315	255

Cash and cash equivalents, June 30	$10,518	$13,938

ARTFEST INTERNATIONAL, INC.

June 30, 2008

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

On December 28, 2007, pursuant to an Acquisition Agreement dated December 28, 2007, the Company acquired 100% of The Art Channel, Inc. in exchange for 28,000,000 shares of Artfest International, Inc. stock, which were issued to the former shareholders of The Art Channel, Inc. of which 8,000,000 shares were issued as of December 28, 2007 and 20,000,000 shares were issued as of March 28, 2008 subsequent to the Company’s annual meeting at which time the shareholders of the Company voted to increase the number of the authorized shares of the Company’s common stock to 500,000,000.

In addition, the Company agreed to issue an additional 1,500,000 shares of stock to the Company’s former Chairman and CEO, Larry Ditto pursuant to the terms in the Acquisition Agreement.

Note 2 - Accounting policies and procedures

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2008.

Fixed Assets

Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

Computer equipment	3 years
Office equipment	4 years
Proprietary Software	3 years
Furniture and Fixtures	7 years

Property and Equipment consist of the following:

Computer & Video	$3,717
Office equipment	$3,240
Proprietary software	$60,500
Furniture and Fixtures- Art	$78,502
Less-accumulated depreciation	(56,296)
Total PP&E (net of depreciation)	$89,663

Total Depreciation Expense for Jan-Jun 2008 was $8,251.

Intangible Assets

With the acquisition of The Art Channel Inc. on December 28, 2007, the Company acquired the subsidiary with shares of stock whose total value exceeded the net assets of the company being purchased by $29,500.  The excess amount of $29,500 was booked to the parent company (Artfest International Inc.) as Goodwill and listed under “Other Assets/Intangible Assets.”   This will be amortized over a period of 40 years beginning January 1, 2008.

Total Amortization Expense for Jan–Jun 2008 was $234.38.

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at June 30, 2008.

Revenue recognition

The Company recognized revenue and gains when earned and related costs of sales and expenses when incurred.

Advertising costs

The Company expenses all costs of advertising as incurred. There were nominal advertising costs included in selling, or general and administrative expenses in 2008 and 2007.

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS # 128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of June 30, 2008.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $4,172,519 for the period from February 21, 2002 (inception) to June 30, 2008. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount of the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

As of June 30, 2008, the Company has a net operating loss carryforward of approximately $4,172,519 for tax purposes, which will be available to offset future taxable income. This carryforward will expire in various years through 2027.

Note 5 - Stockholders' Equity

The Company was authorized to issue 500,000,000 shares of its $0.001 par value common stock and 2,000,000 shares of its $0.001 par value preferred stock as of June 30, 2008.

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

 In May 2008, the Company issued 4,500,000 shares of its $0.001 par value common stock to Beryl Zyskind for consulting services.

Note 6 - Warrants and options

As of June 30, 2008 and 2007, there were no warrants outstanding; there are 1,600,000 options outstanding to acquire any additional shares of common stock.

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

The Company has $784,497 in loans payable to shareholders and $460,873 in short-term notes. The notes call for varying interest rates ranging from 1% to 12% per annum, and contain a stock payment option payable at the lender's discretion.

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

On January 31, 2008, the Company signed a Promissory Note payable to the TBF Charitable Trust Foundation for $50,000 due on July 31, 2008. The loan accrues an interest at 1.5% per month, or 18% per annum.

On March 17, 2008, March 24, 2008, and March 25, 2008 the Company received an advance on a loan prior to the execution of loan agreements in the amounts of $10,000, $7,200 and $7,800 respectively for a total of $25,000 from a third party source (See Note 9 for further details).   On April 4, 2008, the Company received an advance on a loan prior to the execution of loan agreements in the amount of $25,000 from a third party source. Pursuant to the terms of a Securities Purchase Agreement, the third party has agreed to advance the Company an aggregate of $300,000, to be paid in twelve payments of $25,000 each over a period of fifteen weeks, with each advance to be evidenced by a Convertible Debenture.  Such payments have not been received on a timely basis.

References in this document to "us," "we," "the Registrant" or "the Company" refer to Artfest International, Inc., and its predecessors.

This report contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on certain assumptions and describe future plans, strategies and expectations of the Company. They are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions.

These statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual performance, events or results may differ materially from such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause actual results to differ materially from current expectations include, but are not limited to, changes in general economic conditions, changes in interest rates, legislative and regulatory changes, the unavailability of equity and debt financing, unanticipated costs associated with our potential acquisitions, expanding a new line of business, ability to meet competition, loss of existing key personnel, ability to hire and retain future personnel, our failure to manage our growth effectively and the other risks identified in this filing or other reports of the Company filed with the U.S. Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning us and our business, including additional factors that could materially affect our financial results, is included in our other filings with the U.S. Securities and Exchange Commission.

ITEM 2 . MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Introduction

Artfest International, Inc. (the "Company", "we", "us", "our") is publicly traded on the Over the Counter Bulletin Board under the symbol (ARTI.OB).  We currently market, sell, and print paintings and autographed limited-edition celebrity photographs which are reproduced on canvas using the Giclée and lithograph processes.  Giclée creatings fine art prints from a digital source using ink-jet printing.  Lithography creates fine art prints utilizing a chemical process to apply ink to a flat surface using a printing plate.  The Giclée method is used to reproduce signed and numbered limited editions of fine art, and autographed limited-edition celebrity art from existing photographs.  Our products, fine art reproductions and celebrity collectibles (hereinafter, our “Products”) will be sold utilizing a direct marketing system, as well as over the Internet through independent contractors known as Associate Members (“Associate Members”).  We have also commenced operating and managing a full-scale television network called the Art Channel Network™ (the “Art Channel Network”) which broadcasts art and other creative-related programming and is currently available to 20,000,000 viewers in 218 independent TV market nation-wide, and which our management believes will eventually be broadcast to over 40,000,000 households via satellite and cable.  In addition to art-centric programming, we intend to use the Art Channel Network to broadcast advertising for our Products.

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

Results of Operations

(a) Revenues

We generated operating revenues of $24,724 for the three months ended June 30, 2008, as compared to $0 for the same period in 2007.  We had a net operating loss $109,685 for the three months ended June 30, 2008, as compared to a net operating loss of $57,995 for the same period in 2007.

We generated operating revenues of $24,736 for the six months ended June 30, 2008, as compared to $0 for the same period in 2007.  We had a net operating loss of $849,114. as compared to a net operating loss of $108,713 for the same period in 2007.

(b) Costs and Expenses

 We had $131,739 of selling general and administrative expenses in the three months ended June 30, 2008 as compared to $57,995 of selling, general and administrative expenses for the three months ended June 30, 2007.  .

 We had $858,600 of selling general and administrative expenses in the six months ended June 30, 2008 as compared to $108,713 of selling, general and administrative expenses for the six months ended June 30, 2007.

Significant expenses in the three and six months ended June 30, 2008 consisted of accounting and professional fees related to financial reporting and compliance, fees in developing our business model and operating plans, and of interest accrued on notes and loans payable.

(c) Depreciation, Depletion and Amortization

Depreciation totaled  $5,139 as of June 30, 2008, and  $1,175 in 2007.

(e) Net Loss

The company had a net loss of $96,613 and $842,490 for the three months and six months ended June 30, 2008, respectively compared to a net loss of $57, 995 and $108, 713 for the three months and six months ended June 30, 2007, respectively.

Plan of Operation

Our current plan, in summary, as of August 18, 2008, is focused primarily on corporate and securities law considerations in completing a process of updating filings with both applicable state and Federal agencies, as needed, including the SEC, and related efforts. Management believes the success of the business, potential in the future, needs a stable foundation as a public company. The first part is compliance with laws and regulations, primarily updating and keeping current filings with the SEC which we have done, and next establishing the business as a “trading” entity upon some stock exchange or similar trading medium. At the same time, it is important to continue core business pursuits, such as operational improvements, and become a profitable business. We anticipate obtaining funding to address cash flow needs through private placements, loans and similar matters. Our plan is subject to many risks. No assurance of success can be given. We have, as of June, 2008, confirmed terms on a loan and related arrangements. We may experience additional funding from this source, with no guarantee, but also are subject to restrictions on obtaining other funding, and undertaking both corporate level and operations level actions while the agreement is in place. See Part III, Item 9, Loan Obligation and Management Restructuring, and other information, contained in the Company Form 10-KSB report for the fiscal year ended December 31, 2004, and subsequent filings and amendments, if any.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information has been omitted, as the Company qualifies as a smaller reporting company.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive and financial officers, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our auditors identified material adjustments in the areas of valuation of marketable securities.

There have been no changes in our internal controls or in other factors that could affect these controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On July 31, 2008, we agreed to a binding arbitration through the Fresno County Bar Association in Fresno, California with respect to a dispute between us and our former attorney, David Kahn, Esq. with respect to his fee for legal services rendered.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Equity Securities Sold Without Registration

There were no securities issued without registration during the three months ended June 30, 2008

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

On June 3, 2008, Mr. Jacob Cohen, our Chief Operating  Officer resigned.  The duties of the Chief Operating Officer are currently being performed by our CEO, Mr. Edward Vakser.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artfest International, Inc.

Date: August 18, 2008	By:	/s/ Eddie Vakser
President (principal executive officer and principal financial officer)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBIT INDEX

Number	Description
3.1 3.2 3.3	Articles of Incorporation [1] Articles of Amendment of the Articles of Incorporation [3] Bylaws [1]
10.1 10.2	Agreement and Plan of Reorganization, Soldnet, Inc. and Artfest, Inc. [2] Loan Agreement (form) with Promissory Note (form), December, 2005 [3]
31 ** 32 **	Certifications pursuant to Sarbanes - Oxley Act of 2002 Certifications of Officers pursuant to Section 1350, of the Sarbanes - Oxley Act of 2002
** Filed Herewith
[1] Incorporated by reference to the Company’s filed Form 10SB with the SEC, February, 2002.
[2] Incorporated by reference to the Company’s filed Form 8K with the SEC, November, 2002.
[3] Incorporated by reference to the Company’s filed Form 10KSB with the SEC, for the year ended December 31, 2002