Form 10-Q
period 2008-09-30
ARTFEST INTERNATIONAL INC
filed 2008-11-19
CIK 1168738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-49676

ARTFEST INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	03-0390855
(State or jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

15851 Dallas Parkway, Suite 225 Addison, TX	75001
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number:  1-972-687-7260

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

As of November 19, 2008, the Registrant had 168,763,003 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

EUGENE M. EGEBERG
CERTIFIED PUBLIC ACCOUNTANT
834 SOUTH MILTON AVENUE
BALTIMORE, MD 21224
Telephone (410) 218-1711     Fax (410) 248-2811

To the Board of Directors and Stockholders
Artfest International, Inc.
15851 Dallas Parkway, Suite 225
Addison, TX 75001

Report of Independent Registered Public Accounting Firm

I have reviewed the Balance Sheets of Artfest International, Inc. (A Development Stage Company) as of September 30, 2007 and 2006 and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the periods then ended. These interim financial statements are the responsibility of the company's management.

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

Eugene M. Egeberg, C.P.A.
November 19, 2008

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007
Current Assets:
Cash	$(6,648)	$315
Prepaid Expenses	-	-
Accounts Receivable	351,000	351,000

Total Current Assets	344,352	351,315

Non-Current Assets
Inventory	9,568
Notes Receivable	91,500
Intangible Asset, net of accumulated amortization	29,149	8,000

Total Non-current Assets	130,217	8,000

Property and Equipment, at cost less accumulated depreciation	85,287	75,435

TOTAL ASSETS	559,856	434,750

Current Liabilities:
Accounts Payable and Accrued Liabilities	$407,321	$159,725
Note Payable - Current Portion (Note 8)	460,873	226,620
Deferred Revenue	351,000	351,000
Loans Payable (Note 8)	475,361	473,317

Total Current Liabilities	1,694,555	1,210,662

Non-current Liabilities
Loans Payable (Note 8)	748,497	769,547

TOTAL LIABILITIES	2,479,052	1,980,209
Stockholders' Equity:
Preferred stock - $.001 par value - 2,000,000 shares authorized;
no shares issued and outstanding
Common Stock - $.00001 par value - 500,000,000 shares authorized,
136,263,005 and 36,230,629 shares issued and outstanding	136,263	36,231
Additional Paid-in Capital	703,698	253,243
Accumulated deficit	(2,759,157)	(1,834,933)

TOTAL SHAREHOLDERS EQUITY	(1,919,196)	(1,545,460)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$559,856	$434,750

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

	For the Three		For the Nine
	Months ended		Months ended
	September 30,		September 30,

	2008	2007	2008	2007

Revenues	$4,000	$-	$28,736	$-

Cost of Revenue	432	-	15,682	-

Gross Profit (Loss)	3,568	-	13,054	-

Sales, General and Administrative Expenses	33,430	50,752	882,790	159,465

Net (Loss) From Operations	(29,862)	(50,752)	(869,736)	(159,465)

Other Income (Expense) , Net	-	-	-	-

(Deficit) - Development Stage	$(29,862)	$(50,752)	$(869,736)	$(159,465)

Weighted average number of common shares
outstanding - basic and fully diluted	127,122,006	28,190,629	96,425,931	28,063,962

Net (Loss) per share - basic and fully diluted	$0	$0	$0	$0

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine
	Months ended
	September 30,

	2008	2007

Cash Flows from Operating Activities:
Net Income (Loss)	$(869,736)	$(159,465)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	12,377	3,525
Amortization	351
(Increase) Decrease in other assets	-	-
Increase in loan receivable	(91,500)	-
Increase in Rewards Payable	2,044	-
Inventory	(9,568)	-
Increase in accounts payable and accrued expenses	252,594	51,601
Increase in prepaid expenses	-	270
Net Cash (Used) by Operating Activities:	(703,438)	(104,160)

Cash Flows From Investing Activities:
Decrease in Notes Receivables	(91,500)	-
(Purchase) Disposal of Equipment	(22,228)	-
Net Cash Used by Investing Activities:	(113,728)	-

Cash Flows From Financing Activities:

Issuance of Common Stock	(30,545)	-
Increase in Notes payable	249,203	(10,492)
Increase in loans payable	115,225	115,225
Increase in contributed capital	460,455	-

Net Cash Provided by Financing Activities:	740,203	104,733

Net Decrease in Cash	(6,963)	574

Cash at Beginning of Period	315	255

Cash at End of Period	$(6,648)	$829

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

Note 2 - Accounting policies and procedures

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2008.

Fixed Assets

Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

Computer equipment	3 years
Office equipment	4 years
Proprietary Software	3 years
Furniture and Fixtures	7 years

Property and Equipment consist of the following:

Computer & Video	$3,717
Office equipment	$3,240
Proprietary software	$60,500
Furniture and Fixtures- Art	$78,502
Less-accumulated depreciation	(60,672)
Total PP&E (net of depreciation)	$85,287

Total Depreciation Expense for Jan-Sept. 2008 was $12,377.

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

Total Amortization Expense for Jan–September 2008 was $351.

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at September 30, 2008.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2008 and 2007 respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are  assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximated fair values or they are payable on demand.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $1,919,196 for the period from February 21, 2002 (inception) to September 30, 2008. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount of the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

As of September 30, 2008, the Company has a net operating loss carryforward of approximately $1,919,196 for tax purposes, which will be available to offset future taxable income. This carryforward will expire in various years through 2027.

Note 5 - Stockholders' Equity

The Company was authorized to issue 500,000,000 shares of its $0.001 par value common stock and 2,000,000 shares of its $0.001 par value preferred stock as of September 30, 2008.

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

On March 17  2008, March 24, 2008, and March 25, 2008 the Company received an advance on a loan prior to the execution of loan agreements in the amounts of $10,000, $7,200 and $7,800 respectively for a total of $25,000 from a third party source (See Note 9 for further details).   On April 4, 2008, the Company received an advance on a loan prior to the execution of loan agreements in the amount of $25,000 from a third party source. Pursuant to the terms of a Securities Purchase Agreement, the third party has agreed to advance the Company an aggregate of $300,000, to be paid in twelve payments of $25,000 each over a period of fifteen weeks, with each advance to be evidenced by a Convertible Debenture.  Such payments have not been received on a timely basis.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Results of Operations

(a) Revenues

The Company generated Operating revenues of $28,736 for the nine months ended September 30, 2008 and recorded an operating loss of $(869,736). Operating revenues for the quarter ended September 30, 2007 were $0 with an operating loss of $159,465.

(b) Costs and Expenses

Selling, General and Administrative expenses of $33,430 decreased in the subject fiscal quarter compared to $50,752 for the year preceding. The decrease is primarily due to the reduction in expenses as the company reduced operations.

(c) Depreciation, Depletion and Amortization

Depreciation totaled $12,377 as of September 30, 2008 compared to $1,175 in 2007. No depletion or amortization was charged during 2007 versus $351 in amortization for the nine months ended September 2008.

(e) Net Loss

The company had a net loss of $869,736 for the nine months ended September 30, 2008 compared to a net loss of $159,465 for the prior year nine month period. The decrease in net loss is the result of decreased operating costs.

Plan of Operation

Our current plan, in summary, as of September, 2008, is focused primarily on corporate and securities law considerations in completing a process of updating filings with both applicable state and Federal agencies, as needed, including the SEC, and related efforts. Management believes the success of the business, potential in the future, needs a stable foundation as a public company. The first part is compliance with laws and regulations, primarily updating and keeping current filings with the SEC which we have done, and next establishing the business as a “trading” entity upon some stock exchange or similar trading medium. At the same time, it is important to continue core business pursuits, such as operational improvements, and become a profitable business. We anticipate obtaining funding to address cash flow needs through private placements, loans and similar matters. Our plan is subject to many risks. No assurance of success can be given. We have, as of September, 2007, confirmed terms on a loan and related arrangements. We may experience additional funding from this source, with no guarantee, but also are subject to restrictions on obtaining other funding, and undertaking both corporate level and operations level actions while the agreement is in place. See Part III, Item 9, Loan Obligation and Management Restructuring, and other information, contained in the Company Form 10-KSB report for the fiscal year ended December 31, 2004, and subsequent filings and amendments, if any.

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

Artfest International, Inc.

Date: November 19, 2008	By:	/s/ Eddie Vakser
Chairman and CEO (principal executive officer and principal financial officer)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBIT INDEX

Number	Description

3.1 3.2 3.3	Articles of Incorporation [1] Articles of Amendment of the Articles of Incorporation [3] Bylaws [1]
10.1 10.2	Agreement and Plan of Reorganization, Soldnet, Inc. and Artfest, Inc. [2] Loan Agreement (form) with Promissory Note (form), December, 2005 [3]
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