Form 10-Q/A
period 2008-09-30
ARTFEST INTERNATIONAL INC
filed 2008-11-20
CIK 1168738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Eugene M. Egeberg, C.P.A.
November 19, 2008

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007
Current Assets:
Cash	$(6,648)	$315
Prepaid Expenses	-	-
Accounts Receivable	351,000	351,000

Total Current Assets	344,352	351,315

Non-Current Assets
Inventory	9,568
Notes Receivable	91,500
Intangible Asset, net of accumulated amortization	29,149	8,000

Total Non-current Assets	130,217	8,000

Property and Equipment, at cost less accumulated depreciation	85,287	75,435

TOTAL ASSETS	559,856	434,750

Current Liabilities:
Accounts Payable and Accrued Liabilities	$407,321	$159,725
Note Payable - Current Portion (Note 8)	460,873	226,620
Deferred Revenue	351,000	351,000
Loans Payable (Note 8)	475,361	473,317

Total Current Liabilities	1,694,555	1,210,662

Non-current Liabilities
Loans Payable (Note 8)	784,497	769,547

TOTAL LIABILITIES	2,479,052	1,980,209
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

Artfest International, Inc.

Date: November 20, 2008	By:	/s/ Eddie Vakser
Chairman and CEO (principal executive officer and principal financial officer)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBIT INDEX

Number	Description

3.1 3.2 3.3	Articles of Incorporation [1] Articles of Amendment of the Articles of Incorporation [3] Bylaws [1]
10.1 10.2	Agreement and Plan of Reorganization, Soldnet, Inc. and Artfest, Inc. [2] Loan Agreement (form) with Promissory Note (form), December, 2005 [3]
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