Form 10KSB/A
period 2007-12-31
ARTFEST INTERNATIONAL INC
filed 2009-01-14
CIK 1168738

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
Amendment No. 1

(Mark One)

/x/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________

Commission File Number 000-49676

ARTFEST INTERNATIONAL, INC.
(Name of Small Business Issuer)

Delaware	30-0177020
(State of incorporation or organization)	(I.R.S. employer identification no.)

The Madison Building, 15851 Dallas Parkway, Suite 225, Addison, Texas	75001
(Address of principal executive offices)	(Zip Code)

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

3(i)	Articles of Incorporation
3(ii)	Bylaws
4	Stock Option Plan *
10	Acquisition Agreement **
20	Proxy *
21	Subsidiaries of the Small Business Issuer
22	Published report regarding matters submitted to vote of security holders ***
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

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

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2007 covered by this Annual Report on Form 10-KSB. Based upon such evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion is based upon the inadequatecies observed in the company’s internal controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision of the Company’s Chief Executive Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of internal control over financial reporting. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007.  Following a review of the deficiencies, management determined that the company’s disclosure controls and procedures were not effective as of December 31, 2007 and the company has revised its policies for Internal Controls and Procedures and have been implemented for fiscal year ending December 31, 2008.  Management concluded that the following deficiencies were identified in our control process:

•	We did not have adequate transaction controls over the accounting, review and processing of certain unusual or complex accounting transactions.

•
We did not have a systematic and documented program of internal controls and procedures over our accounting and financial reporting process to ensure that accounting transactions are recorded, processed, summarized and reported on a timely basis in our financial disclosures.

•	There is a need for the improved supervision and training of our accounting staff.

•	There is deficiency in segregation of duties due to the small size of the Company.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-KSB.

Additional effort is needed to fully remedy our identified deficiencies as discussed below and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management intends to continue to work with our auditors and other outside advisors, as appropriate, to develop and then apply our controls and procedures with the goal of achieving adequate and effective disclosure controls. We believe that with a properly planned, designed and implemented system of internal controls over financial reporting, our disclosure controls and procedures are expected to become effective.

There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Accounting Officer completed their evaluation.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2007, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
(iv)	Statements of Cash Flows for the fiscal years ended December 31,
2007 and 2006
(v)	Statements of Changes in Stockholders' Equity for the fiscal years ended December 31, 2007 and 2006
(vi)	Notes to Financial Statements

EXHIBITS.

Exhibit	Exhibit
Number	Description

3(i)	Articles of Incorporation
3(ii)	Bylaws
4	Stock Option Plan *
10	Acquisition Agreement **
20	Proxy *
21	Subsidiaries of the Small Business Issuer
22	Published report regarding matters submitted to vote of security holders ***
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

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
Date: January 14, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Anzhelika Tassan
Anzhelika Tassan, Secretary, Chief
Marketing Officer and Director
Date: January 14, 2009

By: /s/ Larry D. Ditto
Larry D. Ditto, Director
Date: January 14, 2009

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