Form 10-K
period 2008-12-31
ARTFEST INTERNATIONAL INC
filed 2009-04-15
CIK 1168738

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)

/x/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The Issuer’s revenues during its fiscal year ended December 31, 2008 were $38,536.

As of April 10, 2009, the aggregate market value of the registrant's Common Stock held by non affiliates of the Issuer as computed by reference to the closing price of such stock on such date was approximately $556,619.71.

As of April 10, 2009, 213,263,003 shares of the Issuer's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format:

Yes      No  X

Documents incorporated by Reference:  A Proxy Statement is incorporated into Part III, Item 13 by reference to the Company’s Form 14A, which was filed with the Securities and Exchange Commission on February 27, 2008.  A Form S-8 Registration Statement which was filed with the Securities and Exchange Commission on October 29, 2008.

TABLE OF CONTENTS

PART I	PAGE
Item 1. Description of Business	5

Item 2. Description of Property	17

Item 3. Legal Proceedings	17

Item 4. Submission of Matters to a Vote of Security Holders	17

PART II	18
Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	18

Item 6. Management's Discussion and Analysis or Plan of Operation	20

Item 7. Financial Statements	27

Item 8. Changes In and Disagreements with Accountants On Accounting and Financial Disclosure	27

Item 8A. Controls and Procedures	27

Item 8B. Other Information	29

PART III	30

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) Of the Exchange Act	30

Item 10. Executive Compensation	32

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	33

Item 12. Certain Relationships and Related Transactions	33

Item 13. Exhibits	34

Item 14. Principal Accountant Fees and Services	35

SIGNATURES	36

FINANCIAL STATEMENTS	38

EXHIBITS
3(i)	Articles of Incorporation****
3(ii)	Bylaws****
4	Stock Option Plan *
10	Acquisition Agreement **
20	Proxy *
21	Subsidiaries of the Small Business Issuer
22 23	Published report regarding matters submitted to vote of security holders *** Form S-8 Registration statement*****
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

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

****  Incorporated by reference to the Company’s 2007 10-K which was filed with the Securities and Exchange Commission on April 25, 2008.

*****  Incorporated by reference to the Company’s Form S-8 Registration statement which was filed with the Securities and Exchange Commission on October 29, 2008.

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

Value Proposition

Combines the high margins & universal appeal of artistic reproductions with direct marketing.  Added legitimacy of the Art Channel Network to educate, promote awareness of the arts, entertain and promote product sales. According to Mac Report, a media company that provides a Web-based forum for public and private issuers, the worldwide market for collectibles is worth $120 Billion annually.  With the penetration of the personal computer and the Internet into most nations, this market is predicted to grow at a healthy pace over the next two decades.

In February 2007, the Art Channel officially launched a 2-month test run that amassed over 350 members and experienced gross revenues of over $400,000. According to these numbers, on a per member basis, this translates into $571 per month or $6,857 a year in per member revenues to the Art Channel.

Direct Marketing and Sales & Independent Dealers: This model is centered on an Associate Rewards Referral / Party Plan System modeled after companies like Home Interiors, Tupperware, Pampered Chef and Avon.  This ARTI Virtual Commissions Reward Card System is patent-pending protected because of the new and exciting applications it brings to this direct-sales business model.  New Art Dealers receive special training from the artists themselves and a personalized e-commerce Art Channel Galleries website.

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

Description of Our Products and Services

Products & Services

We will be careful to set a limiting boundary on anything creative that may not be sold via Artfest. As long as it is creative, of quality and there is demand our creative managers will take it in consideration. Artfest will list museum quality reproductions, originals & collectables.

Quality Reproductions: The Giclée technique was designed to reproduce, and protect rare and valuable pieces of art.  The average person will not easily recognize a Giclée reproduction and original. The Giclée method is used to reproduce Signed and Numbered Limited Editions of Fine Art, and Autographed Limited-Edition Celebrity Art from existing photographs.  Images are generated from high resolution digital scans and printed with archival quality inks onto various substrates including canvas, fine art, and photo-base paper. The Giclée printing process provides better color accuracy than other means of reproduction.

RFID: Fraud is a big problem in the collectables and art community.   Artfest has engaged Prova, Inc. for access of state of the art RFID technology.  The Prova Company enables Artfest to validate reproduction numbers, replace damaged goods, and prove providence.  The relationship with Prova will allow for insurance underwriting on the Company’s goods.

Major products include original pictures, drawings, prints, photographs, and sculptures. Prints include lithographs, Giclées, serigraphs/silkscreens, posters, and etchings. Art dealers may also sell collectibles, books, or artist supplies. Services include framing, delivery, and hanging. Companies may provide appraisals, especially for expensive artwork. High-end dealers may help individuals or museum curators find specific pieces of art or develop collections.

Collectables: Artfest will offer collectables of all kinds from statues to reproductions.  The accelerate offerings of collectables, Artfest has partnered with CSD Sports.

Sports Memorabilia: We will start offering guaranteed authenticity sports memorabilia. We will look to engaging sports personalities and professional players.  Artfest recently entered into a distribution agreement with Celebrity Sports to gain access to sports memorabilia products.

Hero Art: What we call hero art is the artwork of the beloved. Shunned by the "high art" community, many famous and well liked people feel compelled to create. Though not master pieces of epic scale the adoring public would love to have a piece of their hero. Whether a music performer, sports star, business giant, fashion designer, author, actor or television personality, Artfest will be happy to create the distribution.
MyArtfest.com serves as a concierge, a referral service between artists, private collectors, interior designers, retailers, wholesalers, and gallery operators who buy, sell and trade valuable art and home décor. This subscriber service offers e-commerce visibility and convenience.  Subscribers can post items for sale or trade, search for their perfect item, and post information about themselves.  New items will be uploaded regularly and fresh artists and galleries constantly featured so buyers will have reason to return again and again to MyArtfest.com.

The Buyers Awards Program: We appreciate our buyers – and to support our sellers we are offering FREE art incentives to Buyers.  MyArtfest.com provides a gallery of art choices from which the buyer can choose. The procedure for claiming awards is easy and convenient.

Designer Members (Pending) will receive auto-renewed subscription fees that will pay for base services while add-on fees, such as premier placement of an item and attention-getting icons, color and bolding will be charged on an opt-in basis.

Buyers and sellers will find a simple, one page registration process that takes only a minute to sign up. Although it is not required to register if all they want to do is view listings on this site, the site will encourage them to take advantage of all the other free features that registering has to offer.

Art Investment Programs: Every financial advisor knows that collectables as an asset class offer the highest risk-reward ratio. As Artfest creates a viable secondary market our newscasters will report on the business of art as auctions, trades and swaps take place. People will want to know how their assets that hang on their wall or in their vault are being traded.

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

Business Profitability Prospects
Our management believes that we have substantial potential for both short and long term profitability because our management believes that the fine art and autographed limited-edition celebrity collectable concept will offer a valued product for art collectors, art dealers, and fans of sports, movies and music.

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

STRATEGIC PLAN

Our motive is to build value and increase market penetration with vertically integrated companies and service providers. The strategic acquisitions, or “Roll Ups”, is a part of Artfest’ global expansion plan that includes Media, Art, Memorabilia and Distribution companies that will compliment and enhance Artfest's sophisticated business model.

Direct Marketing and Sales & Independent Dealers: This model is centered on an Associate Rewards Referral / Party Plan System modeled after companies like Home Interiors, Tupperware, Pampered Chef and Avon.  This ARTI Virtual Commissions Reward Card System is patent-pending protected because of the new and exciting applications it brings to this direct-sales business model.  New Art Dealers receive special training from the artists themselves and a personalized e-commerce Art Channel Galleries website.

Internet Driver: This strategy offers Art Channel Associates and Members a state-of-the-art website that is a completely automated and turn-key online business building system that will create unlimited traffic SPAM FREE to the Art Channel Associate and Members websites.  This system uses Artfest’s proprietary technology process that is unmatched in the industry.

Art Channel Network:  Artfest international is in negotiations to set up its own television network which will be referred to as the Art Channel Network.  It will be an additional source of advertising revenue & art sales leveraged from the years of production experience of the management team.

THE MARKET

Total annual sales in the Art Industry: $120 Billion annually.
According to Daniel Gross of MoneyBox Magazine, "Fine art is making huge financial news this week, what with cosmetics-heir-turned-super-collector Ronald Lauder paying $135 million for a Gustav Klimt painting and Sotheby's and Christie's posting gigantic numbers at their Impressionist and Modern art auctions.

Consumer spending and home decorating trends drive demand. The profitability of individual companies depends on effective merchandising and marketing. Large companies have advantages in buying, financing, and marketing. Small companies can compete effectively by offering unique products, providing superior customer service, or serving a local market. Average annual revenue per worker is $200,000.

Art dealers compete with a wide range of retailers, including Internet retailers, auction houses, mass merchandisers, and home decor and framing service shops.

According to Mac Report, a media company that provides a Web-based forum for public and private issuers, the worldwide market for collectibles is worth $120 Billion annually. With the penetration of the personal computer and the Internet into most nations, this market is predicted to grow at a healthy pace over the next two decades.

The art dealer industry includes about 6,000 stores with combined annual revenue of $4 billion. The Thomas Kinkade Company is one of the largest art dealers in the US: most companies have only a single location. The industry is highly fragmented: the top 50 companies hold 30 percent of industry sales.

MARKETING PLAN

Marketing Plan

Artfest models its distribution strategy similar to Home Interiors Inc., www.homeinteriors.com,However, providing high quality, limited edition, signed and numbered fine art and celebrity endorsed collectibles.  Artfest operates and markets itself to its Members through four distinct sales channels that are associated with the following high quality and reputation orientated brands:

Initial Distribution is through the members of MyArtfest.com.  Four member types are structured with prices and features specific to their needs.

Business members can buy and sell.  They can post an unlimited number of items for durations of 1 to 90 days.  Their subscription-based membership runs for 90 day increments with an automatic renewal by credit card.  Members can opt-out at any time.  Business members are defined as those holding a retail license and a physical and/or Internet presence.

Artist Members can buy and sell.  They can post and unlimited number of items for durations of 1 to 90 days.  Their subscription-based membership runs for 90 day increments with an automatic renewal by credit card.  Members can opt-out at any time.  Artist members are defined as those only selling their own works.

Private Collectors can buy and sell.  There is no registration or subscription fee for these members.  They "pay as they go" for each 90-day posting and a referral fee when they wish to contact a Seller. The per occurrence-per item price is much higher than the subscription rates so private collectors are defined as buyers who primarily want to buy, but will also occasionally sell items that no longer fit in their home or matches their design plan.

Artfest AUCTIONS – Online Auctions My Artfest ™ (www.myartfest.com) is an internet auction website that operates and generates revenue similar to eBay. Through this online revenue medium, galleries, wholesalers, artists, dealers, and private collectors have an art focused venue to auction their fine art and collectibles.

Artfest also intends to operate and manage a full-scale television network which will broadcast to over 40,000,000 households via satellite and cable, full power and low power distribution, art and other creative related programming. It is also intended that this television medium, which will be referred to as the Art Channel Network, will be used as an additional premier marketing tool to market and sell Artfest’s products thus creating additional market share for the Company’s products.

Artfest NETWORKS – National TV Syndication and Art Channel Art Channel Network™ (www.artchannel.tv) provides a range of multi-cultural programming including artist documentaries, live paintings, artist collections, artist interviews, live concerts and other art centric content that is available online and that is syndicated to 20 million viewers in 218 independent TV markets nationwide. Artfest is working towards broadcasting its content via IP TV online and acquiring larger slivers of satellite time and such so that it can eventually broadcast art centric content 24 hours a day, 7 days a week realizing an Art Channel that is similar to the History Channel, Home & Garden Channel, etc.

The Art Channel will be yet another division of Artfest. We will capitalize upon our management experience in broadcasting and production. We already have content available and being in the sector of art/creativity, we will have endless subject matter. We have the ability to inexpensively have the ability to convert such content into valuable and entertaining shows.

We will feature short documentaries about movements in all aspects of the human drive to create from the pre-historic to the contemporary.

Artists who have signed on to Artfest will be featured on the Art Channel. This will allow for additional content, artist branding and a push for our members so they can show legitimacy as well as stir demand for the creative enterprise of each talent.

Being a full television station we will of course garner another revenue stream of those who wish to target the art consuming demographic through advertising. The larger the reach and better the content the more we can charge for add time.

Infomercials: The main revenue driver for Art Channel will be to feature contracted artists and their creations. Infomercials are inexpensive to produce and will drive a large portion of revenues.
Partnerships/Auctions: Having live TV capabilities give us the ability to have auctions and partnerships with auction houses, art dealers, antique dealers and private sellers. It will also be a prime place to showcase our artists.

Artfest DIRECT – Direct-Sales Model Art Channel Galleries™ (www.artchannelgalleries.com) is a wholly owned subsidiary of Artfest functioning as a direct-sales proprietary self-replicating e-commerce venue. Membership is free and includes a member branded, direct-sales e-commerce website having full back office support including a merchant account, just-in-time inventory, and fulfillment. Fine art is available in high quality and popular formats including Giclée Lithography, and Serigraph.

Artfest GALLERIES – Brick and Mortar Galleries and Celebrity Events Artfest Galleries™ are brick and mortar galleries that showcase fine art and collectibles in a traditional gallery setting. On an ongoing basis, Artfest will have luncheons, and weekend gala’s locally in Dallas, Texas. Artfest will also showcase new artists, special exhibits, and celebrity events in different markets internationally all with the mindset of attracting new Members to www.artchannelgalleries.com.

Artfest plans to leverage the many diverse skills and marketing opportunities that present themselves.  Since Artfest has a multi-dimensional sales platform and product line there will be an appearance of complication. They will add synergies, positive feedback loops and diversify revenues. It will be our job here to simplify and give an orderly account on how best to proceed.

In all aspects of business we will seek to widen and deepen our economic moat.  By leveraging our strengths in multiple lines of business we will create a fully diversified art and collectables company. Below are tactics that we will use to increase market dominance, diversify revenue streams and expand internationally.

Artist Lockdown: Success breeds success and as we reach a tipping point more artists will see others have been successful with our program.  They will start to seek us out.  Most artists struggle to make any kind of living.  We offer a program where they can take control of their destiny and find the rewards of their creative genius.  As first to market we will be able to be first in the land rush of artists, affording us the most liked and top selling artists. Once we have them and they are receiving payment very few leave. They will tell their artists friends and word spreads throughout this small community quickly.

Direct Artist Education: Artists now have a vested interest to educate and help the members sell. At our Galleries the artists themselves (with our help) will teach and instruct members on the qualities, motivations and expiations to the art. Selling art is telling a story. Who better to tell the story then the artist? This also has many effects as the members then build an emotional connection to not just the art but the artist themselves.

International expansion: It is the goal of Artfest to expand globally. As of now we already have by signing some of the hottest Russian artists and are beginning to market in Moscow. However our intention is to have a true global company with the majority of sales outside the US. Art is the only median that breaks through the language barrier. We will continue to exploit our Russian and European sales and the focus our expansion on China, the United Kingdom and South America.

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

Art Curator Board

In February 2008 the Company established an Art Curator Board which has the responsibility to review, evaluate, advise and recommend artists and their art which has been submitted for inclusion by Artfest International, ArtChannel Galleries and Art Channel TV.  The Art Curator Board is under the direction of its Curator, Harry Thompson and consists of six members including Mr. Thompson as depicted below..

Harry Thompson: B.A., Speech & Theatre, Georgetown College, M.A. Drama, Baylor University PhD Studies in Theatre Arts completed at University of Indiana, Director and Professor of Theatres at University level in multiple states; artistic consultant and designer for The Dallas Ballet and The Joffrey Ballet in New York City, Co-Founder of Maverick Productions, a Texas corporation for the production of motion pictures and television directed and produced in U.S.A., France, Switzerland, and Germany, art work in collections in U.S., Canada, England, Europe, and Africa.

Guy Vance Brown: Bachelor of Architecture, Texas Tech University 1979, currently Principal Architect and President of Guy Vance Brown Architects, PC, Dallas, Texas, experience in construction and engineering provides insight into the importance of working with others and giving attention to details and thoroughness.

Art Rogers: B.A. Architecture, Miami University, Ohio; M.A. Architecture, Rice Institute, Texas; Diplome Mention Tres Bien, L'Cole des Beaux Arts, Fontainbleu, France;  MFA Program in Theatre, Trinity University; licensed architect, state of Texas since 1996, member American Institute of Architects, National Council of Architectural Examiners, Board Certified Studies under Donald Barthlme at Rice and under Paul Baker at The Dallas Theatre Center where he was an actor and set designer, apprenticed under architect O'Neil Ford, an associate of O'Neil Ford and Associates, and founded The Artchitects' Studio in Dallas, all encompassing 37 years of architectural practice.

Rosalyn a. Eads: Formal Degrees: B.S. Degree in Education and Speech 1962; special interest in theatre arts with performance as stage manager for university theatre productions educator from 1962-1970; Odessa, Pasadena and Cleburn teaching music and art; sustained lifetime interest in theatre, museums and concerts.

Harriette Flachmeier: University of Texas Music Education professional musician & composer; Member of Texas Music Educators; Member of consultant trainers of the southwest for transactional analysis; Richland Community College member of Dallas communications council; 1983 International film workshops in Portland, Maine focus: scoring for motion pictures; inaugurated classical guitar and piano program at Richland College, Dallas, Texas; classical guitar and piano program at Richardson Recreation Center; choral music program faculty at Hockaday School, Dallas, Texas since 1986; performance with David Wren for the actors guild of New York; composed and published work by Augsburg Press, 1965; member of Vasa, an order of America Carl XVI Gustav Lodge for preservation and promotion of Scandinavian heritage; extended travel in Spain as part of the Hockaday School program, 2005 including visits to all major art galleries and museums; extended travel in Scandinavia in June 2007 including art galleries and museums in Sweden, Denmark and Norway.

Julien P. Devereux: Formal Degrees: B.A. Degree, Austin College; former regional director of Cornell Companies, overseeing a corporate division with 300 employees, five programs and seventeen million dollars in budgets; founder and owner of Julien Devereux and friends, representing artists, illustrators and photographers in the advertising industry; founder and owner of the creative center, serving graphic arts professionals; owner of counseling center of Dallas - consulting, counseling and coaching; former director of the Dallas county judicial treatment program.

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

Product Packaging
Our Products will be packaged in a black high-quality art shipping tube with a heavy duty vinyl seal for tamper-proof protection.  Our products are also available in two canvas stretching versions: museum stretched or gallery stretched and are also available in a selection of custom framing options. Our Products will be shipped worldwide by Art Channel Galleries utilizing an international shipping company.

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

Artfest International, successfully negotiated a distribution contract with its strategic partner , Luxor International, and with a Russian distributor , New Media Corp. This relationship will open new markets in Russia and other former Soviet Union Republics.

Proposed Studio Acquisition
In August 2008 the Company entered into a Purchase and Sale Agreement to acquire a 35,000 square foot facility located in Dallas, TX that was constructed to handle the demanding requirements of top recording artists as well as the major film, television and commercial requirements of Fortune 500 corporations and their entertainment divisions..  Bands and artists such as the Jonas Brothers, Ice Cube, Miser, Rouge, Justin Timberlake, Miley Cyrus, P. Diddy, Mariah Carey, Usher and others have recorded in the studio.  Artfest will be able to develop and produce high quality advertising and programming for traditional as well as Internet television through the Company’s television subsidiary, ArtChannel TV that will bring viewers and advertisers to our art and collectibles direct marketing site as well as to our social networking site, www.MyArtfest.com.  The facility currently generates revenues over $500,000 annually and the Company dramatically expects to increase revenues dramatically once the acquisition is completed.  The Company is currently reviewing financing options to conclude the transaction during 2009.

Proposed Charity Sports Distributor Acquisition
In February 2009 the Company entered into a Letter of Intent to acquire Charity Sports Distributor, Inc. (d.b.a. CSD Sports Framing and Memorabilia) which was founded in 1996. CSD is a vertically integrated Texas based custom framing company which specializes in the design, production, and distribution of authentic framed autographed sports and entertainment collectibles and art pieces.  CSD’s distribution avenues include B2B and B2C sales, charity fundraising auctions, professional and college sports team’s pro shops, e-stores, online auctions and a revolutionary in-game silent auction concept known as Home Game Auction.  CSD’s thirteen (13) year experience in the professional and college sports marketplace has developed an extensive client list which consists of hundreds of private charities and over forty (40) professional and college teams, including the Dallas Cowboys, Washington Redskins, Oakland Raiders, Houston Rockets, Dallas Mavericks, Cleveland Cavaliers, Phoenix Suns, Arizona Diamondbacks, Dallas Stars, Ohio State, Texas, Texas A&M, Oklahoma, Alabama, Georgia, Auburn, Florida State and UCLA.

The Company expects to complete the acquisition during the Second Quarter of 2009 and be in a position to launch the distribution of CSD’s product line through Art Channel Galleries, the marketing arm and wholly owned subsidiary of Artfest International, Inc., during the Second Quarter 2009. The addition of CSD’s product line in the Second Quarter would compliment and expand the Company’s ongoing product promotions and special purchase packages that are directed towards introducing a select number of acclaimed artists to our members. Presently, the Company is reviewing several financing options in order to complete this synergistic acquisition as efficiently as possible in light of the Company having completed its required due diligence.

CSD recorded revenues in calendar year 2008 of $3.3 million. Upon closing, CSD will operate as a wholly owned subsidiary of Artfest International, Inc.

The Company believes that the acquisition of CSD will result in the immediate expansion and enhancement of our current product offerings and will lead to an expansion of the Company’s current audience.  Furthermore the acquisition will enable the Company to vertically integrate framing and canvas stretching operations and enable the company to increase the overall profitability of our existing product lines.

“CSD’s innovative framing is widely regarded as the premier quality brand in the autographed memorabilia marketplace, and by joining teaming with Artfest International, CSD would posses one of the most expansive product portfolios in the autographed collectibles industry.

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

ITEM 2.  DESCRIPTION OF PROPERTY

We do not currently own any real estate, plants, or machinery used to manufacture our products.  We currently lease office space for our four (4) employees at The Madison Building, 15851 Dallas Parkway, Suite 600, Addison, Texas 75001.  The Company is currently subletting the approximate 2,500 sq. ft. office space at the rate of $5,000 per month from another company until the main lease expires at the end of May 2009, at which time we may enter into negotiations for a long term lease with the landlord of the building or relocate to another office space in the immediate proximity to our current location.

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

Because our stock did not begin trading until October 9, 2007, only prices for the fourth quarter of 2007 are available while prices for all four quarters in 2008 are available.

2007
	High	Low
4th Quarter 1st Quarter 2nd Quarter 3rd Quarter 4th Quarter	$1.18 2008 $ 1.05 $ .08 $.01 $ .01	$1.00 2008 $ 0.20 $ .009 $ .007 $ .004

Reporting of quotations for our Common Stock does not evidence an established public trading market for such stock, and holders of our Common Stock may not be able to liquidate their investment at acceptable prices.  Moreover, such quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not be indicative of actual trading transactions.

As of April 9, 2009 there were approximately 270 holders of record of our Common Stock.  We have not paid any dividends on our Common Stock during either of the past two fiscal years and have no intention of paying dividends during the forthcoming fiscal year.

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

All other unregistered securities sold by the Company during the past three years, but prior to September 30, 2008, have been included in the Company’s 10-QSB filings.  All of the above noted securities were issued directly by the Company, and no commissions or fees were paid in connection with any of these transactions.  The transactions were private, and the Company endeavored to comply both with Regulation D, and also Section 4(2) of the Securities Act of 1933, as amended, as exemption(s) from registration.  The Company exercised reasonable care to assure that the purchasers of the securities are not underwriters and were “accredited investors” under Regulation D and/or sophisticated investors.

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

Year ended December 31, 2008 compared with the year ended December 31, 2007

Revenue

Revenue for the year ended December 31, 2008, was $38,536, a decrease of 88.23% as compared to $327,663 for the year ended December 31, 2007.  Revenue decreased for the year ended December 31, 2008, as compared with the year ended December 31, 2007, largely as a result of our acquisition of The Art Channel, Inc. (“Art Channel”) during the year ended December 31, 2007.  Gross profit margin (loss) for the year ended December 31, 2008, was $17,506, or 45% of revenues, compared to a loss of $(264,880), or -80.84% of revenues, for the same period in 2007.  The decrease was due to our acquisition of Art Channel during the year ended December 31, 2007, and the costs associated with operating a new business attempting to establish itself in the marketplace.

Expenses from Operations

Total expenses, comprised mostly of general and administrative expenses were $1,178,132 for the year ended December 31, 2008, a net increase of $596,855 compared to $608,277 for the full year ended December 31, 2007.

The increase in operating expenses for the year ended December 31, 2008, was mainly due to expenses inherited from the acquisition of Art Channel as well as the start-up costs associated with Artfest International, Inc’s business development expenses.

Other Expenses

Other expenses for the year ended December 31, 2008 was $- as compared to other expenses of $20,321 for the year ended December 31, 2007.

Net Income

We had net loss of $1,160,626 for the year ended December 31, 2008, an increase of 29.8% as compared to net loss of $893,477 for the year ended December 31, 2007.  The increase was mainly due to an increase in operating expenses which increased 168.48% compared with the year ended 2007, and an increase in gross profit (loss) which increased 1341.94% compared with the year ended 2007.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital resources

Cash balance amounted to $(2,196) and $315 as of December 31, 2008 and December 31, 2007, respectively.

Operating activities

Net cash used by operating activities for the year ended December 31, 2008 was $(680,610) compared to $333,262 provided in the year ended December 31, 2007.  This change was mainly due to the acquisition of Art Channel, and the expansion of our operations entailed in said acquisition.

The Company had a net loss of $1,160,626 for the year ended December 31, 2008 compared to a net loss of $893,477 for the prior year.   The difference in both net income and   were mainly due to the acquisition of Art Channel.

Investing activities

Net cash used by investing activities was $113,728 for the year ended December 31, 2008 compared to $115,803 used in the same period of 2007.

Financing activities

Net cash provided by financing activities was $794,338 for the year ended December 31, 2008 compared to net cash used of  $449,126 in the same period of 2007.  The increase was primarily a result of an increase in notes payable.

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

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2008 covered by this Annual Report on Form 10-KSB. Based upon such evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion is based upon the inadequacies observed in the company’s internal controls and procedures.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our present executive officers and directors, their ages and present positions are as follows:

Name	Age	Position	First Year Elected/Appointed
Edward Vakser	45	President, CEO, Director	2007
Anzhelika Tassan	35	Secretary, CMO, Director	2007

Larry D. Ditto	68	Director	2003

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

Anzhelika Tassan, who has served as the Secretary and Chief Marketing Officer of Art Channel and its predecessors since 2004, now holds the same position with the Company.  Ms. Tassan, one of the co-founders of Art Channel, has been involved in the production and multimedia industry for over 12 years.  Ms. Tassan, one of the co-founders of Art Channel, has been involved in the production and multimedia industry for over 12 years.  She has been involved and coordinated multimedia designs and developments for large scale projects and currently specializes in developing a variety of digital marketing media campaigns including interactive programs, corporate branding tools and web-based training modules.  As an innovator of new CD-ROM/DVD development, she helped pioneer a new interactive technology for a Stereoscopic 3D Interactive CD training program.  Ms. Tassan has developed award-winning multimedia marketing and training programs for such clients as Huffines Communities™, DeWitt Marketing, Dallas Woodcraft, Siepela Industries, Wilbow Corporation, Inc., Nokia, Dr. Pepper/7-Up, Valerian Properties, Ericsson, Marlin Atlantis, Haggard Properties, Macfarlan, Leman Development, Feature Presentations, Trinity Industries, Alcatel, IDB Systems, Williams Entertainment, EDS, Rainforest Creations, and Nortel Networks.  Ms. Tassan has also been the President and Chief Executive Officer of TNT Media Productions, LTD. since 2003, was the Vice President of Revolve Communications from 2000-2003, and was the Director for Multimedia and Marketing for Intelecon Services, Inc. from 1996-2003.

Jacob D. Cohen  served as the Company’s Chief Operating Officer in 2008 and resigned from his position in June 2008.  Mr. Cohen also served as the Controller and Vice President of Finance for Art Channel and since 2007, and held the same positions with the Company in 2007 until becoming Chief Operating Officer in 2008.  Mr. Cohen served from 2002 through 2004 as the Chief Executive Officer of Advertise Network, which made digital signs, as a broker for Solomon Advisors, a securities broker-dealer, from 2003 through 2004, an investment banker for Allegiance Capital, an investment bank, from 2004-2005 and is the sole shareholder and officer and director for Cohen Enterprises, a private company used for Mr. Cohen’s private consulting work, from 2005 to the present.  Mr. Cohen graduated from Brandeis University in 2001 with a Bachelor of Science in economics and finance.

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

CODE OF ETHICS

The Company has adopted a code of ethics for its principal executive officer, principal financial officer, principal accounting officer or controller due to the small number of executive officers involved with the Company.  The Board of Directors will continue to evaluate, from time to time, whether a code of ethics should be developed and adopted.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain information as to our principal executive officer for our fiscal years ended December 31, 2008 and 2007.  No other executive officer received compensation which exceeded $100,000 from the Company in our fiscal years ended December 31, 2008, 2007 and 2006.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Larry D. Ditto	2007	$200.00	$0	$0	$0	$0	$0	$0	$200.00
Director
Larry D. Ditto	2008	$0	$0	$0	$0	$0	$0	$0	$0
Director
Edward Vakser	2008	$20,00.00	$0	$10,000.00	$0	$0	$0	$0	$30,000.00
Director
Anzhelika Tassan	2008	$5,000.00	$0	$5,000.00	$0	$0	$0	$0	$10,000.00
Director

We do currently have employment agreements with Edward Vakser, Anzhelika Tassan, and J. Scott Tassan, who will be Vice President of Production and who is the husband of Anzhelika Tassan, during the current fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         We have provided below information as of April 10, 2009 concerning the beneficial ownership of our Common Stock by (i) all persons whom we know to own beneficially 5% or more of our Common Stock, (ii) each of our directors and executive officers individually, and (iii) all of our directors and executive officers as a group.

Title of Class	Name & Address of Beneficial Owner	Amount & Nature of Beneficial Owner	Percent of Class
Common Stock	Edward Vakser 15851 Dallas Parkway, Suite 225 Addison, TX 75001	29,020,000	15.5%
Common Stock	Anzhelika Tassan and Scott Tassan 15851 Dallas Parkway, Suite 225 Addison, TX 75001	29,020,000	15.5%
Common Stock	Larry D. Ditto 17 Via Belmonte Rancho Santa, CA 92688	12,500,000	6.7%

Common Stock	All Directors & Officers as a Group (consisting of 3 persons)	70,540,000	37.7%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 31, 2008, Larry Ditto, a Director, purchased 500,000 shares of unregistered securities via a subscription agreement for $50,000 in cash.

PART IV

ITEM 13.  EXHIBITS

Exhibits and Financial Statements:

         1.  Financial Statements

         The following financial statements are included on pages F-1 to F-10 of the Financial Statements in this Report.

(i)	Report of Independent Accountant
(ii)	Balance Sheets as of December 31, 2008 and December 31, 2007
(iii)	Statements of Income for the fiscal years ended December 31, 2008 and 2007
(iv)	Statements of Cash Flows for the fiscal years ended December 31,
2008 and 2007
(v)	Statements of Changes in Stockholders' Equity for the fiscal years ended December 31, 2008 and 2007
(vi)	Notes to Financial Statements

EXHIBITS.

Exhibit	Exhibit
Number	Description

3(i)	Articles of Incorporation****
3(ii)	Bylaws****
4	Stock Option Plan *
10	Acquisition Agreement **
20	Proxy *
21	Subsidiaries of the Small Business Issuer
22 23	Published report regarding matters submitted to vote of security holders *** Form S-8 Registration Statement*****
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

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

**** Incorporated by reference to the Company’s 2007 10-K which was filed with the Securities and Exchange Commission on April 25, 2008.

*****  Incorporated by reference to the Company’s Form S-8 Registration Statement which was filed with the Securities and Exchange Commission on October 29, 2008.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

OUR INDEPENDENT ACCOUNTANT

The Registrant engaged Eugene M. Egeberg, CPA (“Mr. Egeberg”) as of February 18, 2008 as its certifying accountant to audit the Registrant’s financial statements for the year ended December 31, 2007 and for theyear ended December 31, 2008.  In connection with the Registrant’s acquisition of The Art Channel, Inc. in December 2007, The Art Channel utilized Mr. Egeberg, who was then The Art Channel’s independent certified accountant, to audit The Art Channel’s financial statements for the period from its inception through September 30, 2007, and to prepare unaudited pro forma consolidated balance sheets which were included in the Registrant’s 8-K which was filed with the Securities and Exchange Commission on January 18, 2008.

1. AUDIT FEES.

Our audit fees for the years ended December 31, 2008 and 2007 were as follows:

2008	2007
$6,200	$19,000

2. TAX FEES.

Our tax return fees for the years ended December 31, 2008 and 2007 were as follows:

2008	2007
$2000	$3,500

3. ALL OTHER FEES.

2008	2007
$0	$0

PRE-APPROVAL POLICIES AND PROCEDURES

Our financial statements for the fiscal year ended December 31, 2008 have been audited by our independent accountant, Mr. Egeberg.  Each year our Board of Directors pre-approves all audit and tax related services prior to the performance of such services.  The percentage of hours expended on the audit by persons other than Mr. Egeberg was zero.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Artfest International, Inc.
(Registrant)

By: /s/ Edward Vakser
Edward Vakser, President, CEO and Director (Principal Executive Officer and Principal Financial Officer)
Date: April 14, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Anzhelika Tassan
Anzhelika Tassan, Secretary, Chief
Marketing Officer and Director
Date: April 14, 2009

By: /s/ Larry D. Ditto
Larry D. Ditto, Director
Date: April 14, 2009

EUGENE M EGEBERG
CERTIFIED PUBLIC ACCOUNTANT
834 SOUTH MILTON AVENUE
BALTIMORE, MARYLAND  21224
Telephone (410) 218-1711  Fax (410) 374-8121

To the Board of Directors and Stockholders
Artfest International, Inc.
15851 Dallas Parkway, Suite 600
Addison, TX 75001

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT

We have audited the accompanying balance sheet of Artfest International, Inc. as of December 31, 2008, and the related statements of operations and changes in stockholder’s deficit and cash flows for the year then ended.   These financial statements are the responsibility of the companies’ management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards as well as standards required by the Public Companies Accounting Oversight Board.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.    An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.  For comparison purposes, the financial information from 2007 was based on our audit and filings.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Artfest International, Inc. as of December 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

Eugene M Egeberg
April14, 2009

ARTFEST INTERNATIONAL, INC.
BALANCE SHEET
DECEMBER 31, 2007 & 2008
AUDITED

ASSETS
	2008	2007
Current Assets
Cash and cash equivalents	$(2,196)	$315
Prepaid Expenses	-	-
Accounts Receivable	351,000	351,000

Total Current Assets	344,352	351,315

Non-Current Assets
Other Assets	$130,217	8,000

Total Non-Current Assets	130,2117	8,000

Property, Plant and Equipment
at cost, net of accumulated depreciation	58,464	75,435

TOTAL ASSETS	$537,485	$434,750

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and Accrued Liabilities	$675,840	$159,725
Current Portion of Notes Payable (Note 8)	460,873	226,620
Deferred Revenue	351,000	351,000
Rewards Payable	475,361	473,317

Total Current Liabilities	1,963,074	1,210,662

Non-current Liabilities
Loans Payable (Note 8)	784,497	769,547

TOTAL LIABILITIES	$2,747,571	$1,980,209

Stockholders’ Equity: Preferred Stock - $.001 par value – 2,000,000 Shares authorized, no shares issued and outstanding
Common Stock - $.001 par value – 500,000,000
shares authorized, 168,763,003 issued and
outstanding	$168,763	$36,231
Additional paid-in capital	671,198	253,243
Retained earnings (deficit)	(3,050,047)	(1,834,933)

TOTAL STOCKHOLDERS EQUITY	$(2,210,086)	$(1,545,460)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$537,485	$434,750
The accompanying notes are an integral part of these financial statements.

ARTFEST INTERNATIONAL, INC.
STATEMENT OF INCOME AND EXPENSES
FOR THE YEARS ENDED DECEMBER 31, 2008 & 2007
AUDITED

	2008	2007

Revenue	$38,536	$327,663

Cost of Revenue	21,030	592,543

Gross Profit (Loss)	17,506	(264,880

Operating Expenses	1,178,132	608,277

Net Income (Loss) from Operations	(1,160,626)	(873,157)

Other Income (Expense), Net	-	(20,321)

Net Income (Loss)	$(1,160,626)	$(893,477)

Weighted average number of common shares
outstanding – basic and fully diluted	124,305,179	36,230,629

Net (Loss) per share – basic and fully diluted	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

ARTFEST INTERNATIONAL, INC.
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 & 2008
AUDITED

	2008	2007

Cash Flows From Operating Activities
Net income (loss)	$(1,160,626)	$(893,477)

Adjustments to reconcile net income (loss) to
net cash (used) provided by operating activities:

Increase in Depreciation	16,971	37,493
Increase in Inventory	9,568	-
(Increase) in Receivables	91,500	(351,000)
Increase in Accounts Payable and Accrued Expenses	562,069	48,844
Increase in Rewards Payable	2,044	473,317
Increase in Deferred Revenue	-	351,000
Increase in Prepaid Expenses	-	561

Net cash (used) by operating activities	(680,610)	(333,262)

Cash Flows From Investing Activities
Decrease in Notes Receivable	91,500
Purchase of property, plant and equipment	(22,228)	(115,803)

Net cash used in investing activities	(113,728)	(115,803

Cash Flows From Financing Activities
Issuance of Common Stock	(30,545)	36,032
Decrease in Notes Payable	249,203	226,620
Increase in Loans Payable	115,225	126,633
Increase in Retained Earnings	-	71,088
Increase in Contributed Capital	460,455	(11,247

Net cash used in financing activities	740,203	449,126

Net decrease in cash and cash equivalents	2,511	61)

Cash and cash equivalents, Beginning of Period	315	255

Cash and cash equivalents, December 31, 2008 and December 31,2007	$(2,196)	$315

The accompanying notes are an integral part of these financial statements.

ARTFEST INTERNATIONAL, INC.
CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 & 2008
AUDITED

	2007

	Common	Additional	Retained
	Stock	Paid In Capital	Earnings	Total

Balance at January 1, 2007	$198	$264,490	$(1,012,542)	$(747,854)

Stock Purchased	16,399	-	-	16,399

Additional Paid in Capital	19,634	(11,247)	-	8,387

Retained Earnings Adjustment	-	-	71,087	71,087

Net Income	-	-	(893,478)	(893,478)

Balance at December 31, 2007	$36,231	$253,243	$(1,834,933)	$(1,545,460)

	2008

	Common	Additional	Retained
	Stock	Paid In Capital	Earnings	Total

Balance at January 1, 2008	$36,231	$253,243	$(1,834,933)	$(1,545,459)

Stock Purchased	780	-	-	780

Additional Paid in Capital	70,720	417,955	-	488,675

Retained Earnings Adjustment	61,032	-	(54,488)	6,544

Net Income	-	-	(1,160,626)	(1,160,626)

Balance at December 31, 2008	$168,763	$671,198	$(3,050,047)	$(2,210,086)

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

Note 2 - Accounting policies and procedures

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2008.

Fixed Assets
Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

Computer equipment	3 years
Office equipment	4 years
Proprietary Software	3 years
Furniture and Fixtures	7 years

Property and Equipment consist of the following:

Office equipment	$3,240
Proprietary software	$60,500
Furniture and Fixtures- Art	$41,095
Less-accumulated depreciation	(46,371))
Total PP&E (net of depreciation)	$58,464

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2008.

Revenue recognition
The Company recognized revenue and gains when earned and related costs of sales and expenses when incurred.

Advertising costs
The Company expenses all costs of advertising as incurred. There were nominal advertising costs included in selling, or general and administrative expenses in 2008 or 2007.

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS # 128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2008.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008 and 2007 respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximated fair values or they are payable on demand.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $3,050,047 for the period from February 21, 2002 (inception) to December 31, 2008. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount of the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

As of December 31, 2008, the Company has a net operating loss carryforward of approximately $3,050,047 for tax purposes, which will be available to offset future taxable income. This carryforward will expire in various years through 2027.

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

In January 2008, the Company issued 125,000 restricted shares of its $0.001 common stock to two consultants as compensation for services rendered.

In February 2008, the Company issued 145,000 restricted shares of its $0.001 common stock to consultants and advisors as compensation for services rendered.

In March 2008, the Company amended its Certificate of Incorporation to increase its authorized common stock to 500,000,000 shares,  par value $0.001, and 2,000,000 shares of preferred stock, par value $0.001.   The Company then issued an additional 21,500,000 shares of common stock to complete the acquisition of The Art Channel, Inc.

In May 2008, the Company issued 4,500,000 shares of its $0.001 par value common stock to Beryl Zyskind for consulting services.

In June 2008, the Company issued 39,300,000 restricted shares of its $0.001 common stock to employees, advisors and consultants as compensation for services rendered.

On October 29, 2008 the Company filed a Form S-8 Registration with the Securities and Exchange Commission and subsequently issued 25,000,000 shares of its $0.001 par value common stock to advisors and consultants as compensation for services rendered.

In November 2008, the Company issued 4,999,999 restricted shares of its $0.001 common stock to consultants as compensation for services rendered.

Note 6 - Warrants and options

As of December 31, 2008, there were no warrants outstanding; there are 1,600,000 options outstanding to acquire additional shares of common stock.

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

Note 9 - MATERIAL SUBSEQUENT EVENTS AND CONTINGENCIES

In February, 2009 the Company issued 12,500,000 restricted common shares to consultants and advisors in lieu of cash compensation.

On March 27, 2009 the Company issued 17,500,000 restricted common shares to a former employee, Jacob D. Cohen, as partial payment on a Convertible Promissory Note, dated June 1, 2008 in the amount of $87,250.00 bearing interest at 10% per annum in lieu of a cash payment.  The shares issued represented a partial principal payment of $43,500.00.

On April 1, 2009 the Company issued 14,500,000 restricted common shares to a former employee, Jacob D. Cohen, as final payment on a Convertible Promissory Note dated June 1, 2008 in the amount of $87,250.00 bearing interest at 10% per annum in lieu of a cash payment. The shares issued represented the final principal payment of $43,750.00 and accrued interest of $7,144.00.