Form 10-Q
period 2009-03-31
ARTFEST INTERNATIONAL INC
filed 2009-05-15
CIK 1168738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-49676

ARTFEST INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	03-0390855
(State or jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

13342 Midway Road, Suite 250 Dallas, TX	75244
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number:  1-877-278-6672

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ] Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X]

As of May 14, 2009, the Registrant had 261,763,003  shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

EUGENE M EGEBERG

CERTIFIED PUBLIC ACCOUNTANT

834 SOUTH MILTON AVENUE

BALTIMORE, MARYLAND  21224

Telephone (410) 218-1711  Fax (410) 374-8121

To the Board of Directors and Stockholders
Artfest International, Inc.
13342 Midway Road
Suite 250
Dallas, TX 75244

Report of Independent Registered Public Accounting Firm

I have audited the Balance Sheet of Artfest International, Inc. (A Development Stage Company) as of December 31, 2008 and  have reviewed the Balance Sheet of Artfest International, Inc for the quarter ended march 31, 2009 and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the periods then ended. These interim financial statements are the responsibility of the company's management.

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

Eugene M. Egeberg, C.P.A.
May 15, 2009

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008
Current Assets:
Cash	$(4,146)	$(2196)
Prepaid Expenses	-	-
Accounts Receivable	351,000	351,000

Total Current Assets	346,854	348,804

Non-Current Assets
Inventory	555,210
Other Assets	130,217	130,217

Total Non-current Assets	685,427
Property and Equipment, at cost less
accumulated depreciation	54,221	58,464

TOTAL ASSETS	1,086,502	537,485

Current Liabilities:
Accounts Payable and Accrued Liabilities	$1,419,443	$675,840
Note Payable - Current Portion (Note 8)	460,873	460,873
Deferred Revenue	351,000	351,000
Loans Payable (Note 8)	-	475,317

Total Current Liabilities	2,231,316	1,963,074

Non-current Liabilities
Loans Payable (Note 8)	690,103	784,497

TOTAL LIABILITIES	2,921,419	2,747,571
Stockholders' Equity: Preferred stock - $.001 par value – 2,000,000 shares authorized, no shares issued and outstanding,
Common Stock - $.001 par value – 500,000,000
shares authorized, 199,263,003 and 168,763,003	199,263	168,763
shares issued and outstanding	-	-
Additional Paid-in Capital	733,592	671,198
Accumulated deficit	(2,767,772)	(3,050,047)
TOTAL SHAREHOLDERS EQUITY	(1,834,917)	(2,210,086)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,086,502	$537,485

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

	For the Three
	Months ended
	March 31,

	2009	2008

Revenues	$469,000	$12

Cost of Revenue	143,054	12,740

Gross Profit (Loss)	325,946	(12,728)

Sales, General and Administrative Expenses	355,671	726,701

Net (Loss) From Operations	(29,725)	(739,429)

Other Income (Expense) , Net	310,500	(6,448)

(Deficit) - Development Stage	$280,775	$(745,876)

Weighted average number of common shares
outstanding - basic and fully diluted	181,929,670	62,275,629

Net (Loss) per share - basic and fully diluted	$0	$0

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)
	For the Three
	Months ended
	March 31,

	2009	2008

Cash Flows from Operating Activities:
Net Income (Loss)	$280,775	$(745,876)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	4,243	5,089
Amortization	-
(Increase) Decrease in other assets	-	50
Increase in loan receivable	-	-
Decrease in Rewards Payable	(54,236)	-
Inventory	(555,210)	-
Increase in accounts payable and accrued expenses	332,478	420,027
Increase in prepaid expenses	-	-
Net Cash (Used) by Operating Activities:	8,050	(320,710)

Cash Flows From Investing Activities:
Intangible Assets	-	(21,500)
(Purchase ) Disposal of Equipment	-	(2,000)
Net Cash Used by Investing Activities:	-	(23,500)

Cash Flows From Financing Activities:

Issuance of Common Stock	30,500	26,045
Increase/(Decrease) in Notes payable	(102,894)	62,753
Increase in loans payable	-	6,730
Increase in contributed capital	62,394	274,955

Net Cash Used by Financing Activities:	(10,000)	370,483

Net Decrease in Cash	(1,950)	26,274

Cash at Beginning of Period	(2,196)	315

Cash at End of Period	$(4,146)	$26,587

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

Note 2 - Accounting policies and procedures

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2009.

Fixed Assets

Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

Computer equipment	3 years
Office equipment	4 years
Proprietary Software	3 years
Furniture and Fixtures	7 years

Property and Equipment consist of the following:
$-
Office equipment	$3,240
Proprietary software	$60,500
Furniture and Fixtures- Art	$41,095
Less-accumulated depreciation	(46,371)
Total PP&E (net of depreciation)	$58,464

Total Depreciation Expense for Jan-March 31, 2009 was $4,243.

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

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at  March 31, 2009.

Revenue recognition

The Company recognized revenue and gains when earned and related costs of sales and expenses when incurred.

Advertising costs

The Company expenses all costs of advertising as incurred. There were nominal advertising costs included in selling, or general and administrative expenses in 2009 and 2008.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2009 and 2008 respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are  assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximated fair values or they are payable on demand.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $3,050,047for the period from February 21, 2002 (inception) to March 31, 2009. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount of the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The provisions for income taxes differ  from the amount computed by applying the statutory federal income tax rate to Income before provision for income taxes. The source and tax effects of the differences are as follows:

U.S. federal statutory rate	34.00%

Valuation reserve	34.00%

Total	0.00%

As of March 31, 2009, the Company has a net operating loss carryforward of approximately $3,050,047for tax purposes, which will be available to offset future taxable income. This carryforward will expire in various years through 2027.

Note 5 - Stockholders' Equity

The Company was authorized to issue 500,000,000 shares of its $0.001 par value common stock and 2,000,000 shares of its $0.001 par value preferred stock as of March 31, 2009.

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

Note 6 - Warrants and options

As of March 31, 2009 and 2008, there were no warrants outstanding; there are 1,600,000 options outstanding to acquire  additional shares of common stock.

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

The Company has $690,103 in loans payable to shareholders and $460,873 in short-term notes. The notes call for varying interest rates ranging from 1% to 12% per annum, and contain a stock payment option payable at the lender's discretion.

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

On January 31, 2008, the Company signed a Promissory Note payable to the TBF Charitable Trust Foundation for $50,000 due on July 31, 2008. The loan accrues an interest at 1.5% per month, or 18% per annum and with interest and penalties the Note payable has increased to $190,000.

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

Note 9- Other Income

In March of 2009, the company relocated to its new warehouse facility and office and conducted an extensive inventory of its portfolio of domestic and international art and discovered its inventory had been understated by $310,500. The company recorded this inventory adjustment to Other Income for the quarter ended March 31, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

DESCRIPTION OF OUR BUSINESS

Introduction

Artfest International, Inc. (the "Company", "we", "us", "our") is publicly traded on the Over the Counter Bulletin Board under the symbol (ARTI.OB).  We currently market, sell, and print paintings and autographed limited-edition celebrity photographs which are reproduced on canvas using the Giclée and lithograph processes.  Giclée creates fine art prints from a digital source using ink-jet printing.  Lithography creates fine art prints utilizing a chemical process to apply ink to a flat surface using a printing plate.  The Giclée method is used to reproduce signed and numbered limited editions of fine art, and autographed limited-edition celebrity art from existing photographs.  Our products, fine art reproductions and celebrity collectibles (hereinafter, our “Products”) will be sold utilizing a direct marketing system, as well as over the Internet through independent contractors known as Associate Members (“Associate Members”).  We have also commenced operating and managing a full-scale television network called the Art Channel Network™ (the “Art Channel Network”) which broadcasts art and other creative-related programming and is currently syndicated to 20,000,000 viewers in 218 independent TV market nation-wide, and which our management believes will eventually be broadcast to over 40,000,000 households via satellite and cable.  In addition to art-centric programming, we intend to use the Art Channel Network to broadcast advertising for our Products.

Value Proposition

Art Channel Galleries combines the high margins and universal appeal of artistic reproductions with direct marketing.  Added legitimacy of the Art Channel Network to educate, promote awareness of the arts, entertain and promote product sales. According to Mac Report, a media company that provides a Web-based forum for public and private issuers, the worldwide market for collectibles is worth $120 Billion annually.  With the penetration of the personal computer and the Internet into most nations, this market is predicted to grow at a healthy pace over the next two decades.

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

Major products include original pictures, drawings, prints, photographs, and sculptures. Prints include lithographs, Giclées, serigraphs/silk-screens, posters, and etchings. Art dealers may also sell collectibles, books, or artist supplies. Services include framing, delivery, and hanging. Companies may provide appraisals, especially for expensive artwork. High-end dealers may help individuals or museum curators find specific pieces of art or develop collections.

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

Art Investment Programs: Every financial advisor knows that collectables as an asset-class offer the highest risk to reward ratio. As Artfest creates a viable secondary market our newscasters will report on the business of art as auctions, trades and swaps take place. People will want to know how their assets that hang on their wall or in their vault are being traded.

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

STRATEGIC PLAN

Our motive is to build value and increase market penetration with vertically integrated companies and service providers. The strategic acquisitions or “Roll Ups,” is a part of Artfest’s global expansion plan that includes Media, Art, Memorabilia and Distribution companies that will compliment and enhance Artfest's sophisticated business model.

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

OUR SALES CHANNELS AND ASSOCIATED COMPANY BRANDS

The Company operates and markets itself to our Associate Members through four distinct sales channels which are associated with the following high quality and reputation orientated brands:

Artfest DIRECT – Direct-Sales Model

Art Channel Galleries™ (www.artchannelgalleries.com), our wholly owned subsidiary, is our direct-sales proprietary Internet-based company where Associate Members can buy, sell, and trade limited edition signed and numbered fine art and collectibles.  Membership is free and Associate Members will be able to create their own website which will bear our brand name.  People who become Associate Members will have full support from us; including help setting up their own website, utilizing our software which allows the Associate Member to utilize a global debit card system, and place and fulfill orders for limited edition signed and numbered fine art and collectibles from customers.  Fine art is available in high quality and popular formats including Giclée, lithography, and serigraph, which uses a stencil to create sharp lines upon the medium.

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

Results of Operations

(a) Revenues

The Company generated operating revenues of $469,000 for the three months ended March 31, 2009 and recorded a net profit of $280,775. Operating revenues for the quarter ended March 31, 2008 were $12 with an operating loss of $12,728.

(b) Costs and Expenses

 Selling, General and Administrative expenses of $355,671 increased in the subject fiscal quarter compared to $726,701 for the year preceding. The increase is primarily due to the increase in salary accrual and interest on the notes payable.

(c) Depreciation, Depletion and Amortization

Depreciation totaled $4,243 as of March 31, 2009 compared to $5,089 in 2008.

(e) Net Loss

The company had a net profit of $280,775 for the three months ended March 31, 2009 compared to a net loss of $745,876 for the prior year three month period. The decrease in net loss is the result of decreased operating costs.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There were no legal proceedings during the three months ended March 31, 2009.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Equity Securities Sold Without Registration

There were no securities issued without registration during the three months ended March 31, 2009

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

Artists Licensing Agreements

As of March 31, 2009, the Company has signed Licensing Agreements with 40 artists and is in various stages of signing Licensing Agreements with an additional 215 artists.

 Noteholder Discussions

During the quarter ending March 31, 2009 the Company has initiated discussions to convert approximately $700,000 of notes into common shares of the Company at an average price of $.10 per share.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artfest International, Inc.

Date: May 15, 2009	By:	/s/ Eddie Vakser
Chairman and CEO (principal executive officer and principal financial officer)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBIT INDEX

Number	Description
3.1 3.2 3.3	Articles of Incorporation [1] Articles of Amendment of the Articles of Incorporation [3] Bylaws [1]
10.1 10.2	Agreement and Plan of Reorganization, Soldnet, Inc. and Artfest, Inc. [2] Loan Agreement (form) with Promissory Note (form), December, 2005 [3]
31 ** 32 **	Certifications pursuant to Sarbanes - Oxley Act of 2002 Certifications of Officers pursuant to Section 1350, of the Sarbanes - Oxley Act of 2002
** Filed Herewith
[1] Incorporated by reference to the Company’s filed Form 10SB with the SEC, February, 2002.
[2] Incorporated by reference to the Company’s filed Form 8K with the SEC, November, 2002.
[3] Incorporated by reference to the Company’s filed Form 10KSB with the SEC, for the year ended  December 31, 2002.