Form 10-Q
period 2009-06-30
ARTFEST INTERNATIONAL INC
filed 2009-08-19
CIK 1168738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2009

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
Yes [ ] No [ X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ]  No [ ].

As of August 15, 2009, the Registrant had 712,852,963 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PAGE

FINANCIAL STATEMENTS

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to Financial Statements	F-4

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2009	2008
Current Assets:
Cash	$(9,137)	$(2196)
Prepaid Expenses	-	-
Accounts Receivable	351,000	351,000

Total Current Assets	341,863	348,804

Non-Current Assets
Inventory	543,624
Other Assets	130,217	130,217

Total Non-current Assets	673,841
Property and Equipment, at cost less
accumulated depreciation	49,978	58,464

TOTAL ASSETS	1,065,682	537,485

Current Liabilities:
Accounts Payable and Accrued Liabilities	$1,641,412	$675,840
Note Payable - Current Portion (Note 8)	-	460,873
Deferred Revenue	351,000	351,000
Loans Payable (Note 8)	-	475,317

Total Current Liabilities	1,992,412	1,963,074

Non-current Liabilities
Loans Payable (Note 8)	661,976	784,497

TOTAL LIABILITIES	2,654,388	2,747,571
Stockholders' Equity: Preferred Stock - $.001 par value – 2,000,000 shares authorized, no shares issued and outstanding,
Common Stock - $.001 par value – 500,000,000
shares authorized, 448,763,003 and 168,763,003	448,763	168,763
shares issued and outstanding	-	-
Additional Paid-in Capital	1,123,092	671,198
Accumulated deficit	(3,160,561)	(3,050,047)
TOTAL SHAREHOLDERS EQUITY	(1,588,706)	(2,210,086)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,065,682	$537,485

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

	For the Three
	Months ended
	June 30

	2009	2008

Revenues	$36,900	$24,724

Cost of Revenue	12,300	2,670

Gross Profit (Loss)	24,600	22,054

Sales, General and Administrative Expenses	417,389	130,090

Net (Loss) From Operations	(392,789)	(108,036)

Other Income (Expense) , Net	-	8,078

(Deficit) - Development Stage	$(392,789)	$(99,958)

Weighted average number of common shares
outstanding - basic and fully diluted	369,131,502	66,775,630

Net (Loss) per share - basic and fully diluted	$0	$0

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)
	For the Six
	Months ended
	June 30,

	2009	2008

Cash Flows from Operating Activities:
Net Income (Loss)	$(392,789)	$(845,834)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	8,486	8,251
Amortization	-	234
(Increase) Decrease in other assets	-	-
Increase in loan receivable	-	-
Decrease in Rewards Payable	-	(10,000)
Inventory	(543,624)	-
Increase in accounts payable and accrued expenses	965,572	260,535
Increase in prepaid expenses	-	-
Net Cash (Used) by Operating Activities:	37,645	(586,814)

Cash Flows From Investing Activities:
Intangible Assets	-	(21,500)
Decrease in Notes Receivables		(91,500)
(Purchase ) Disposal of Equipment	-	(22,228)
Net Cash Used by Investing Activities:	-	(135,228)

Cash Flows From Financing Activities:

Issuance of Common Stock	280,000	30,545
Increase/(Decrease) in Notes payable	(-)	234,253
Increase in loans payable	(776,480)	16,994
Increase in contributed capital	451,894	450,455

Net Cash Used by Financing Activities:	(44,586)	732,247

Net Decrease in Cash	(6,941)	10,205

Cash at Beginning of Period	(2,196)	315

Cash at End of Period	$(9,137)	$10,518

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 - History and organization of Artfest International, Inc. (the “Company” or “Artfest”)

The Company was incorporated on February 21, 2002 (Date of Inception) under the laws of the State of Delaware.  Artfest International Inc. provides sales, marketing, financial and e-commerce systems to the Arts, Antiques, Collectibles and Luxury Goods industries. The markets are serviced by artists, dealers, galleries, and manufacturers of reproductions and luxury goods.

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

Note 2 - Accounting policies and procedures

Cash and cash equivalents

The Company has a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2009.

Fixed Assets

Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

Computer equipment	3 years
Office equipment	4 years
Proprietary Software	3 years
Furniture and Fixtures	7 years

Property and Equipment consist of the following:

$-
Office equipment	$3,240
Proprietary software	$60,500
Furniture and Fixtures- Art	$41,095
Less-accumulated depreciation	(54,857)
Total PP&E (net of depreciation)	$49,978

Total Depreciation Expense for the three months ended June 30, 2009 was $4,243.

Intangible Assets

With respect to the acquisition of The Art Channel Inc. on December 28, 2007, the Company issued shares of common stock whose total value exceeded the net assets of The Art Channel Inc. by $29,500.  The excess amount of $29,500 was booked to the parent company (Artfest International Inc.) as Goodwill and listed under “Other Assets/Intangible Assets.”   This will be amortized over a period of 40 years beginning January 1, 2008.

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at  June 30, 2009.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2009 and 2008 respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are  assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximated fair values or they are payable on demand.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $3,160,561 for the period from February 21, 2002 (inception) to June 30, 2009. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount of the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

As of June 30, 2009, the Company has a net operating loss carryforward of approximately $3,160,561  for tax purposes, which will be available to offset future taxable income. This carry forward will expire in various years through 2027.

Note 5 - Stockholders' Equity

The Company was authorized to issue 500,000,000 shares of its $0.001 par value common stock and 2,000,000 shares of its $0.001 par value preferred stock as of  June 30, 2009.

The Company intends upon obtaining appropriate stockholder approval and complying with requisite corporate and Securities and Exchange Commission procedures to merge into a newly formed subsidiary of the Company formed in the State of Nevada (the “Subsidiary”), which has one billion (1,000,000,000) shares of common stock authorized for issuance.  In anticipation of the merger into the Subsidiary, during the quarter ended June 30, 2009 the Company issued 249,500,000 common shares to debt holders, investors, consultants and advisors in lieu of cash compensation.

Note 6 - Warrants and options

As of June 30, 2009 and 2008, there were no warrants outstanding; there are 1,600,000 options outstanding to acquire  additional shares of common stock.

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

On January 31, 2008, the Company signed a Promissory Note payable to the TBF Charitable Trust Foundation for $50,000 due on July 31, 2008. The loan accrues an interest at 1.5% per month, or 18% per annum, and with interest and penalties the total due pursuant to the Note was $190,000.  The Company then entered into an Amended Agreement with TBF Charitable Trust Foundation, dated as of April 30, 2009, which amended the Note so that as of April 30, 2009, the outstanding principal amount of the Note was $220,000.

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

None.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Results of Operations

(a) Revenues

We generated operating revenues of $36,900 for the three months ended June 30, 2009, as compared to $24,724  for the same period in 2008.  We had a net operating loss $392,789 for the three months ended June 30, 2008, as compared to a net operating  loss of $109,685 for the same period in 2008.

We generated operating revenues of $505,900 for the six months ended June 30, 2009, as compared to $24,736  for the same period in 2008.  We had a net operating loss of $422,514  as compared to a net operating loss of $849,114for the same period in 2008.

(b) Costs and Expenses

 We had $417,389 of selling general and administrative expenses in the three months ended June 30, 2009 as compared to $131,739 of selling, general and administrative expenses for the three months ended June 30, 2008.  .

 We had $773,060 of selling general and administrative expenses in the six months ended June 30, 2009 as compared to $858,600 of selling, general and administrative expenses for the six months ended June 30, 2008.

Significant expenses in the three and six months ended June 30, 2008 consisted of accounting and professional fees related to financial reporting and compliance, fees in developing our business model and operating plans, and of interest accrued on notes and loans payable

(c) Depreciation, Depletion and Amortization

Depreciation  expense totaled $4,243 as for the three months ended June 30, 2009.

(e) Net Loss

The Company had a net loss of $392,789 for the three months ended June 30, 2009 and a net loss of $112,014 for the six months ended  June 30, 2009.  The Company had a net loss of $96,613 and $842,490 for the three months and six months ended June 30, 2008, respectively. The increase in net loss is the result of increased operating costs.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive and financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

There has been no change in our internal control over financial reporting identified during the period covered by this report which have materially affected or is likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There were no legal proceedings during the three months ended June 30, 2009.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Equity Securities Sold Without Registration

During the three months ended June 30, 2009, the Company issued 249,500,000 restricted common shares to debt holders, investors, consultants and advisors in lieu of cash compensation pursuant to available exemptions pursuant to the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

In April 2009 the Company relocated its offices in the Expo Center, located in the prestigious North Dallas design district. The Company has leased 52,000 square feet of office and gallery space and the Expo Center will host gallery events, charity auctions, retail sales, artistic shows and  be used as a gathering center for retail in the central Texas region.  The Company negotiated a three year lease term with payments beginning in September 2009 through December 2009 at $15,000.00 per month.  Monthly payments will escalate to $22,208.33 for the period January 2010 to August 2012.

On April 6, 2009 the Company entered into a twelve month  consulting agreement with Big Apple Consulting USA, Inc.  The total cash value of the consulting agreement is $600,000.00 and will be paid monthly in Artfest common shares.

In June 2009 the Company secured the licensing rights to the ostrich character, Rhupert, created by D. Arthur Wilson.  Rhupert has been approved to be the official logo and D. Arthur Wilson, the official artist, for World Peace Project.  Art Channel Galleries, owned by Artfest, will fund and produce four, 30 minute, pilot episodes of Rhupert.  The release of the children’s book titled, “Little Red Rhupert,” which was written and illustrated by D. Arthur Wilson, was officially at the Arfest Expo Center in June at one of the Company’s Sizzling Summer Saturday event in June 2009.

Artfest agreed on June 19, 2009 to utilize the investment banking services of Delaney Equity Group, LLC (“Delaney”).  Delaney has secured  a $5,000,000 equity line (12% Convertible Preferred Stock) , and an investor to purchase $500,000 of convertible debt.  At the closing, Delaney will receive 100% warrant coverage for every drawdown by the Company pursuant to a put notice.  All warrants shall be exercisable for 5 years from the issuance date, with 50% of the warrants with an exercise price equal to $0.05 per share and 50% of the placement agent's warrants are exercisable at a price of $0.10 per share. All warrants shall contain certain antidilution provisions, a piggyback registration right, and a cashless exercise provision.

On June 24, 2009, Artfest entered into a financing arrangement with Sunny Isles Venture, LLC (the “Investor”).  Pursuant to the terms of an Investment Agreement, the Investor has agreed to purchase from Artfest 12% Convertible Preferred Stock from time to time in traunches of a minimum of fifty thousand ($50,000) dollars and a maximum of two hundred thousand ($200,000) dollars up to an aggregate of five million ($5,000,000) dollars.  Artfest may, in its sole discretion, deliver a put notice to the Investor which states the dollar amount which Artfest intends to sell to the Investor.  The Investor’s obligation to purchase the Convertible Preferred Stock is subject to certain conditions, including, but not limited to, a minimum bid price sufficient authorized shares and minimum average trading volume of Artfest’s Common Stock.

The Company has the option to buyback the preferred stock at any time until February 1, 2010 with a 25% prepayment premium, together with accrued and unpaid dividends.

The Investor shall also purchase and assume from a holder of Artfest’s debt, The Ditto Family Trust, a four hundred fifty-four thousand nine hundred sixty-seven ($454,967) dollar obligation of Artfest (the “Debt”), provided that Artfest agrees to convert the Debt at the higher of $0.001 or 10% of the lowest closing bid price for 10 trading days prior to conversion.  As consideration for such assignment, the Investor has agreed to pay or require Artfest to pay to The Ditto Family Trust the amount of four hundred fifty-four thousand nine hundred sixty-seven ($454,967) dollars.

Charity Sports Distributor Acquisition

On June 30, 2009 the Company completed the acquisition of Charity Sports Distributor, Inc. (d.b.a. CSD Sports Framing and Memorabilia; “CSD”) which was founded in 1996.  CSD is a vertically integrated Texas based custom framing company which specializes in the design, production, and distribution of authentic framed autographed sports and entertainment collectibles and art pieces.  CSD’s distribution avenues include B2B and B2C sales, charity fundraising auctions, professional and college sports team’s pro shops, e-stores, online auctions and a revolutionary in-game silent auction concept known as Home Game Auction.  CSD’s thirteen (13) year experience in the professional and college sports marketplace has developed an extensive client list which consists of hundreds of private charities and over forty (40) professional and college teams, including the Dallas Cowboys, Washington Redskins, Oakland Raiders, Houston Rockets, Dallas Mavericks, Cleveland Cavaliers, Phoenix Suns, Arizona Diamondbacks, Dallas Stars, Ohio State, Texas, Texas A&M, Oklahoma, Alabama, Georgia, Auburn, Florida State and UCLA.  Artfest will be in a position to launch the distribution of CSD’s product line through Art Channel Galleries, the marketing arm and wholly owned subsidiary of Artfest International, Inc., during the Third Quarter 2009. The addition of CSD’s product line will complement and expand Artfest’s ongoing product promotions and special purchase packages that are directed towards introducing a select number of acclaimed artists to our members.

CSD recorded revenues in calendar year 2008 of $3.3 million.  CSD will operate as a wholly owned subsidiary of Artfest, and Artfest will consolidate results beginning with the Third Quarter 2009.

 The Company believes that with the acquisition of CSD it will result in the immediate expansion and enhancement of our current product offerings and will lead to an expansion of the Company’s current audience.  Furthermore the acquisition will enable the Company to vertically integrate framing and canvas stretching operations and enable the Company to increase the overall profitability of our existing product lines.

CSD’s innovative framing is widely regarded as the premier quality brand in the autographed memorabilia marketplace, and by teaming with Artfest International, CSD would posses one of the most expansive product portfolios in the autographed collectibles industry.

Artists Licensing Agreements

As of June 30, 2009 the Company has signed Licensing Agreements with 51 artists and are in various stages of signing Licensing Agreements with an additional 113 artists.

 Noteholder Discussions

During the quarter ending June 30, 2009 the Company  converted $489,967.00 of notes into common shares of the Company at an average price of $.10 per share.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A).  Exhibits.

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

None

(B)  Reports on Form 8-K.

1.           Filed Form 8-K on June 30, 2009, the Company announced that it entered into a financing agreement with Sunny Isles Venture, LLC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artfest International, Inc.

Date: August 19, 2009	By:	/s/ Eddie Vakser
Chairman and CEO (principal executive officer and principal financial officer)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBIT INDEX
Number	Description

3.1	Articles of Incorporation [1]

3.2	Articles of Amendment of the Articles of Incorporation [3]

3.3	Bylaws [1]

10.1	Agreement and Plan of Reorganization, Soldnet, Inc. and Artfest, Inc. [2]

10.2	Loan Agreement (form) with Promissory Note (form), December, 2005 [3]

31 **	Certifications pursuant to Sarbanes - Oxley Act of 2002

32 **	Certifications of Officers pursuant to Section 1350, of the Sarbanes - Oxley Act of 2002

** Filed Herewith
[1] Incorporated by reference to the Company’s filed Form 10SB with the SEC, February, 2002.
[2] Incorporated by reference to the Company’s filed Form 8K with the SEC, November, 2002.
[3] Incorporated by reference to the Company’s filed Form 10KSB with the SEC, for the year ended  December 31, 2002.