Form 10-Q
period 2009-09-30
ARTFEST INTERNATIONAL INC
filed 2009-11-19
CIK 1168738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-49676

ARTFEST INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	E 0260612009-0
(State or jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

13342 Midway Road, Suite 250 Dallas, TX	75244
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number:  1-877-278-6672

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ] Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X]

As of   November 15, 2009, the Registrant had  47,295,646    shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Table of Contents

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2009	2008
Current Assets:
Cash	$141,384	$(2196))
Other current assets	535,614	-
Accounts Receivable	897,169	351,000

Total Current Assets	1,574,167	348,804

Non-Current Assets
Inventory	1,639,185
Other Assets	159,189	130,217

Total Non-current Assets	1,798,374	130,217
Property and Equipment, net	48,478	58,464

TOTAL ASSETS	$3,421,019	$537,485

Current Liabilities:
Accounts Payable and Accrued Liabilities	$882,373	$675,884
Note Payable	610,261	460,873
Deferred Revenue	351,000	351,000
Loans Payable	629,719	475,317

Total Current Liabilities	2,473,353	1,963,074

Non-current Liabilities
Loans Payable	-	784,497

TOTAL LIABILITIES	2,473,353	2,747,571
Stockholders' Equity:
Preferred stock - $.001 par value – 2,000,000 shares authorized, no shares issued and outstanding,	-	-
Common Stock - $.001 par value – 1,000,000,000 shares authorized, 863,000,000 shares issued and outstanding	863,000	168,763

Additional Paid-in Capital	3,586,444	671,198
Accumulated deficit	(3,501,778)	(3,050,047)
TOTAL STOCKHOLDERS EQUITY	947,666	(2,210,086)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,421,019	$537,485

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

	CONDENSED & CONSOLIDATED
	For the Three Months Ended 9/30/2009	For the Three Months Ended 9/30/2008
Revenues	$896,404	$4,000

Cost of Revenue	318,446	432

Gross Profit	577,958	3,568

Sales, General and Administrative Expenses	570,561	33,430

Net Income (Loss)	$7,397	$(29,862)

Weighted average number of common shares outstanding – basic and fully diluted	775,284,321	127,122,006

Net (Loss) per share - basic and fully diluted

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

	CONDENSED & CONSOLIDATED

	For the Nine
	Months ended
	September 30,

	2009	2008

Revenues	$2,257,884	$28,736

Cost of Revenue	986,772	15,682

Gross Profit	1,271,112	13,054

Sales, General and Administrative Expenses	2,033,343	882,790

Net Loss From Operations	(762,231)	(869,736)

Other Income	310,500	-

Net Loss	$(451,731)	$(869,736)

Weighted average number of common shares
outstanding - basic and fully diluted	379,714,555	96,425,931

Net (Loss) per share - basic and fully diluted	$0	$0

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)
	For the Nine
	Months ended
	September 30,

	2009	2008

Cash Flows from Operating Activities:
Net Loss	$(451,731)	$(869,736)
Adjustments to reconcile net (loss) to
net cash used in operating activities:
Depreciation	11,803	12,377
Decrease in other assets	1,103	351
Increase in accounts receivable	(443,239)	(91,500)
Increase in inventory	(517,096)	(9,568)
(Decrease) Increase in accounts payable and accrued expenses	(116,252)	254,638
Increase in other current assets	(464,500)	-
Net Cash Used in Operating Activities:	(1,979,912)	(703,438)

Cash Flows From Investing Activities:
Acquisitions of Assets and Liabilities, net of cash	(252,096)	-
Intangible Assets	-	(91,500)
Purchase of Property and Equipment	(1,817)	(22,228)
Net Cash Used in Investing Activities:	(253,913)	(113,728)

Cash Flows From Financing Activities:

Issuance of Common Stock	694,237	(30,545)
(Decrease) Increase in Loans and Notes payable	(175,000)	364,428
Increase in contributed capital	1,858,168	476,320

Net Cash Provided by Financing Activities:	2,377,405	810,203

Net Increase in Cash	143,580	(6,963)

Cash at Beginning of Period	(2,196)	315

Cash at End of Period	$141,384	$(6,648)

ARTFEST INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 - History and organization of the company

Artfest International, Inc. (the “Company”) was incorporated on February 21, 2002 (Date of Inception) under the laws of the State of Delaware.  The Company provides sales, marketing, financial and e-commerce systems to the industries of Arts, Sports and memorabilia , Antiques, Collectibles and Luxury Goods. The markets are serviced by artists, dealers, galleries, and manufacturers of reproductions and luxury goods.

On December 28, 2007,  pursuant to an Acquisition Agreement dated December 28, 2007, the Company acquired 100% of The Art Channel, Inc. in exchange for 28,000,000 shares of the Company’s common stock.  The shares were issued on December 28, 2007 and March 28, 2008 in the amounts of 8,000,000 shares and 20,000,000shares, respectively.

Subsequent to the Company’s annual meeting, the shareholders of the Company voted to increase the number of the authorized shares of the Company’s common stock to 500,000,000.

In addition, the Company agreed to issue an additional 1,500,000 shares of stock to the Company’s former Chairman and CEO pursuant to the terms in the Acquisition Agreement.

 On July 8, 2009, the board of directors and a majority of shareholders of the Company voted and adopted to re domicile to Nevada, and reverse merge into a Nevada corporation.

 A majority of the Company’s shareholders then elected to increase the  Company’s authorized common stock  to 1,000,000,000 shares.

Note 2 - Accounting policies and procedures

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents for the periods presented.

Fixed Assets

Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

Computer equipment	3 years
Office equipment	4 years
Proprietary Software	3 years
Furniture and Fixtures	7 years

Property and Equipment consist of the following:

Machinery and Office equipment	$100,268
Proprietary software	60,500
Furniture and Fixtures-	71,308
Less-accumulated depreciation	(183,598)
Property and equipment, net	$48,478

Total depreciation expense for nine months ended September 30, 2009 was $11,803

Intangible Assets

With the acquisition of The Art Channel Inc. on December 28, 2007, the Company paid $29,500 in excess of the net assets acquired and, therefore, recognized goodwill of said amount.  The goodwill was recorded in “Other Assets” on the accompanying Balance Sheet as of September 30, 2009.  The goodwill will be amortized over a period of 40 years beginning January 1, 2008.

Impairment of long-lived assets

Long-lived assets are reviewed for possible impairment at least annually or whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management as of September 30, 2009.

Revenue recognition

The Company recognizes revenue when earned and related costs of sales and expenses when incurred.

Advertising costs

The Company expenses all costs of advertising as incurred. There were nominal advertising costs included in Sales, general and administrative expenses for the three and nine months ended September 30, 2009 and 2008.

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS # 128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents as of September 30, 2009.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of  September 30, 2009 and December 31, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are  assumed to approximate carrying values for cash and accounts payable because they are short term in nature and their carrying amounts approximated fair values or they are payable on demand.

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

Recent Accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values.  That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company will follow the guidance of SFAS 123R for all stock based compensation awards.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R").  SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; 2) in a business combination achieved in stages, sometimes referred to as a step acquisition, recognizes the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values; 3) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141R establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008.  The adoption of SFAS 141R will have an impact on our accounting for future business combinations; however, the materiality of that impact cannot be determined.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.  The adoption of this statement will not have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States of America.  It is effective sixty days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The adoption of this statement will not have a material effect on the Company’s financial statements.

In 2009, the FASB issued Statement 165, “Subsequent Events” (“SFAS 165”) [ASC 855], which defines the period after the balance sheet date that subsequent events should be evaluated and provides guidance in determining if the event should be reflected in the current financial statements. Statement 165 also requires disclosure regarding the date through which subsequent events have been evaluated. The Company adopted the provisions of Statement 165 as of September 30, 2009. The Company has evaluated subsequent events through the time the September 30, 2009, Form 10-Q was filed with the SEC on November 19, 2009 which is the date the Financial Statements were issued.  No events have occurred subsequent to September 30, 2009 that requires disclosure or recognition in these financial statements, except as previously disclosed regarding the acquisition of Luxor International, Inc.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” - An Amendment of FASB Statement No. 140 ("SFAS 166") [ASC860], which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The adoption of this statement will not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” ("SFAS 167") [ASC 810-10], which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 167 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This Accounting Standards This ASU includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The Codification does not change current Accounting Principles Generally accepted in the United States of America (USGAAP), but is intended to simplify user access to all authoritative USGAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us as of September 30, 2009, and accordingly, this Form 10-Q for the quarter ended September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. The adoption of this ASU will not have a material effect on the Company’s financial statements.

In September 2009, the FASB issued ASC Topic 740, “Income Taxes”.  This update was issued to address the need for additional implementation guidance on accounting for uncertainty in income taxes. The guidance answers the following questions: (i) Is the income tax paid by the entity attributable to the entity or its owners? (ii) What constitutes a tax position for a pass-through entity or a tax-exempt not-for-profit entity? (iii) How should accounting for uncertainty in income taxes be applied when a group of related entities comprise both taxable and nontaxable entities? In addition, this update decided to eliminate the disclosures required by paragraph 740-10-50-15(a) through (b) for nonpublic entities. The implementation guidance will apply to financial statements of nongovernmental entities that are presented in conformity with USGAAP. The disclosure amendments will apply only to nonpublic entities as defined in Section 740-10-20. For entities that are currently applying the standards for accounting for uncertainty in income taxes, the guidance and disclosure amendments are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this statement will not have a material effect on the Company’s financial statements. In September 2009, the FASB issued ASC Topic 820, “Fair Value Measurement and Disclosures”, an ASU, overall for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent).  The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in USGAAP on investments in debt and equity securities in paragraph 320-10-50-lB. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The amendments in this update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non recurring basis and, as of the reporting entity’s measurement date, if the investment meets certain criteria.  The amendments in this update are effective for the interim and annual periods ending after December 15, 2009.  Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.  The adoption of this statement will not have a material effect on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA and the SEC did not or are not believed by management to have a material effect on the Company’s financial statements.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $3,501,778 for the period from February 21, 2002 (inception) to September 30, 2009. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount of the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

As of September 30, 2009, the Company has a net operating loss carryforward of approximately $3,364,333 for tax purposes, which will be available to offset future taxable income. This carryforward will expire in various years through 2027.

Note 5 - Stockholders' Equity

The Company was authorized to issue 1,000,000,000 shares of its $0.001 par value common stock and 2,000,000 shares of its $0.001 par value preferred stock as of September 30, 2009.

Note 6 - Warrants and options

As of September 30, 2009 there are 2,000,000 warrants outstanding and there are no options outstanding to acquire additional shares of common stock.

Note 7 - Loans and Notes Payable

The Company has $486,000 in short-term notes. The notes call for varying interest rates ranging from 1% to 12% per annum and contain a stock payment option payable at the lender's discretion.

As of the report date, the Company is in default on all of its short term notes payable to shareholders and non-shareholders. Management has not formulated a repayment plan, and no contingency plan has been established in the event that the lenders seek legal remedies.  However, management believes that an amicable agreement will be reached with the noteholders and, therefore, continues to carry the effected notes as short and long term based on the cureent agreement for each note.

On August 26, 2007, the Company signed a loan payable in the amount of $30,000 originally due on August 26, 2008.  The loan accrues interest at 10% per annum.  The original amount was $35,000, with a $5,000 payment having been made in July 2007.

On April 3, 2007, the Company signed a loan payable of $20,000 with no fixed due date.  The loan is non-interest bearing. The original amount was $25,000, with a $5,000 payment having been made in July 2007.

On December 7, 2007 the Company signed a loan payable in the amount of $15,000 with no fixed due date.  The loan is non-interest bearing.

On January 31, 2008, the Company signed a Promissory Note payable to the TBF Charitable Trust Foundation for $50,000 originally due on July 31, 2008. The loan accrues an interest at 1.5% per month or 18% per annum.  Together with interest and certain penalties, the note balance increased to $190,000. In 2009 the note was re-negotiated, including a conversion of a portion of the note for (Insert number of shares, if applicable), resulting in a balance due at September 30, 2009 of $ 100,000.

On March 17, 2008, March 24, 2008, and March 25, 2008 the Company received an advance on a loan prior to the execution of loan agreements in the amounts of $10,000, $7,200 and $7,800, respectively for a total of $25,000 from a third party source. Additionally, on April 4, 2008, the Company received an advance on a loan prior to the execution of loan agreements in the amount of $25,000 from a third party source. Pursuant to the terms of a Securities Purchase Agreement, the third party has agreed to advance the Company an aggregate of $300,000, to be paid in twelve payments of $25,000 each over a period of fifteen weeks, with each advance to be evidenced by a Convertible Debenture.  Such payments have not been received on a timely basis.

Note 8- Other Income

In March of 2009, the Company relocated to its new warehouse facility and office and conducted an extensive inventory of its portfolio of domestic and international art and discovered its inventory had been understated by $310,500. The Company reflected this inventory adjustment in Other Income during the quarter ended June 30, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

 Results of Operations

(a) Revenues

We generated operating revenues of $2,257,884 for the nine months ended September 30, 2009, as compared to $28,736 for the same period in 2008.  We had a net operating loss of $451,731 for the nine months ended September 30, 2009, as compared to a net operating loss of $869,736 for the same period in 2008.

Artfest direct sales model, Artchannel Galleries, increased sales due to sports and memorabilia territory rights and inventory sales to its new members. An average sale of $ 50,000 per territory, resulted in over $ 300,000 in Q3 sales.

(b) Costs and Expenses

 We had $2,033,343 of selling general and administrative expenses in the nine months ended September 30, 2009 as compared to $882,790 of selling, general and administrative expenses for the nine months ended September 30, 2008.

Significant expenses in the nine months ended September 30, 2009 consisted of accounting and professional fees related to financial reporting and compliance, fees in developing our business model and operating plans, and of interest accrued on notes and loans payable.

 Artfest overhead and operational cost increased due to higher sales, new gallery expansion,  inventory acquisition and acquisition of CSD sports.

(c) Depreciation, Depletion and Amortization

Depreciation expense totaled $11,803 for the nine months ended September 30, 2009.

(e) Net Loss

The Company had a net loss of $451,731 for the nine months ended September 30, 2009 and a net loss of $869,736 for the same period in the previous year. The decrease in net loss is the result of increased revenues.

Forward Looking Statements

The foregoing Management’s Discussion and Analysis or Plan of Operation and comments included elsewhere herein may contain “forward looking statements” within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, or may be amended, including statements regarding, among other items, business strategies, continued growth in markets, projections, and anticipated trends in business and the industry in which it operates. The words “believe,” “expect,” “anticipate,” “intends,” “forecast,” “project,” and similar expressions identify forward-looking statements. These forward-looking statements are based largely on expectations and are subject to a number of risks and uncertainties, certain of which are beyond management’s control. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among other things, reduced or lack of increase in demand for products and competitive pricing pressures.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. We disclaim any intent or obligation to update “forward looking statements.”

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive and financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

There has been no change in our internal control over financial reporting identified during the period covered by this report which have materially affected or is likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There were no legal proceedings during the nine months ended September 30, 2009.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Equity Securities Sold Without Registration

During the nine months ended September 30, 2009, the Company issued 793,926,561 restricted common shares to debt holders, investors, consultants and advisors in lieu of cash compensation pursuant to available exemptions contained in the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

 On July 8,, 2009, The board of directors and a majority of shareholders of the Company voted and adopted to re domicile to Nevada, and reverse merge into a Nevada corporation.

A majority of the Company’s shareholders then elected to increase the  Company’s authorized common stock  to 1,000,000,000 shares.

ITEM 5. OTHER INFORMATION.

In June 2009 the Company secured the licensing rights to the ostrich character, Rhupert, created by D. Arthur Wilson.  Rhupert has been approved to be the official logo and D. Arthur Wilson, the official artist, for World Peace Project.  Art Channel Galleries, a wholly owned subsidiary of the Company, began funding and producing four, 30 minute, pilot episodes of Rhupert in the third quarter.  The release of the children’s book titled, “Little Red Rhupert,” which was written and illustrated by D. Arthur Wilson, was officially released at the Arfest Expo Center in June at one of the Company’s Sizzling Summer Saturday event in June 2009.

On June 30, 2009 the Company completed the acquisition of Charity Sports Distributor, Inc. (d.b.a. CSD Sports Framing and Memorabilia; “CSD”) which was founded in 1996.  CSD is a vertically integrated Texas based custom framing company which specializes in the design, production, and distribution of authentic framed autographed sports and entertainment collectibles and art pieces.  CSD’s distribution avenues include B2B and B2C sales, charity fundraising auctions, professional and college sports team’s pro shops, e-stores, online auctions and a revolutionary in-game silent auction concept known as Home Game Auction.  CSD’s thirteen year experience in the professional and college sports marketplace has developed an extensive client list which consists of hundreds of private charities and conducts home game auctions at various professional and college teams, including the Dallas Cowboys, Washington Redskins, Atlanta Falcons, Saint Louis Rams, Houston Rockets, Dallas Mavericks, Cleveland Cavaliers, Phoenix Suns, Washington Wizards, Dallas Stars, Ohio State, Texas, Oklahoma and Auburn. The Company has begun the process of launching CSD’s product line through Art Channel Galleries, the marketing arm and wholly owned subsidiary of the Company. The addition of CSD’s product line will complement and expand the Company’s ongoing product promotions and special purchase packages that are directed towards introducing a select number of acclaimed artists to our members.

CSD recorded revenues in calendar year 2008 of $3.3 million.  CSD is operating as a wholly owned subsidiary of the Company and the Company has consolidated CSD’S results in its third quarter ended September 30, 2009.  CSD’S revenues for this period were $402,304.

The acquisition of CSD has resulted in the expansion and enhancement of the Company’s current product offerings and has lead to an expansion of the Company’s current audience.  Furthermore the acquisition is enabling the Company to vertically integrate framing and canvas stretching operations and should enable the Company to increase the overall profitability of its existing product lines.

CSD’s innovative framing is widely regarded as the premier quality brand in the autographed memorabilia marketplace and by teaming with the Company, CSD now has one of the most expansive product portfolios in the autographed collectibles industry.

On July 14, 2009, CSD executed a Letter of Intent with CBS College Sports to provide custom framed alumni player autographed memorabilia for the online auctions at CBS college partner teams including Auburn, Iowa, Florida State, South Carolina, TCU, and UCLA. CSD's memorabilia is college licensed and comes with a certificate of authenticity and is offered for sale through bi-weekly online auctions featured on both CBS College Sports Network online auction home page and through the applicable athletic department's home page.

On July 16, 2009, CSD signed an agreement with Jump TV USA Holding Company to provide major college alumni player autographed memorabilia for Jump TV's online auctions. Some of Jump TV's college partner teams include The Ohio State University and the University of Georgia, amongst others.

On August 7, 2009, CSD signed an agreement with Winspire, Inc. to distribute highly sought after and unique experience packages, such as attending major sporting or entertainment events, for charity auctions both domestically and internationally. The addition of the "experience" packages to Charity Sports Distributor's product portfolio will position the Company with the most extensive product offering in the charity auction market place. Charity Sports Distributor's premium quality products include custom framed sports and entertainment memorabilia, etched crystal designs, human interest, home decor, jewelry, art, and experience packages. Some examples of experience packages include: taking a culinary class in Paris, France, US Tennis Open tickets, Masters Golf Tournament tickets, fighter pilot for a day, or tickets to "The Tonight Show."

On September 3, 2009, The Company’s Board of Directors has authorized its officers and directors to exchange up to 250,000,000 shares of their common stock for a preferred stock valued at $5.00 per share.

On September 14, 2009, the Company entered into a Marketing/Distribution Agreement with Nature’s Sleep Inc. and Mattress 4 You to distribute Nature’s Sleep’s Visco Memory Foam Mattress and the Company will assume the responsibility for the production of a Nature’s Sleep Visco Memmory Foam mattress Infomercial.  The production of the Infomercial will be in November 2009. In addition the Company and Mattress 4 You will have the exclusive rights to market Nature’s Sleep’s Visco Memory Foam Mattress Infomercial. The Company and Mattress 4 You will also have the exclusive rights for the direct sales and marketing of the Nature’s Sleep Visco Memory foam Mattress Infomercial though a call center to be established and through a dedicated website to be established and associated with the Infomercial.  All final customer sales orders will be processed and the product will be shipped directly to the customer by Nature’s Sleep.  It is anticipated that a Beta Test site will be launched in the fourth quarter of 2009 and a further expansion of the Beta Test site is anticipated to occur in the first quarter of 2010.

In October 2009, the Company entered into agreements to convert approximately $1.2 million in accrued salaries, expenses and accounts payable into restricted shares of the Company’s common stock.  It is expected that the common shares will be issued in the fourth quarter of 2009.

On October 28, 2009, the Company completed the acquisition of 100% of the assets of Luxor International, Inc. of Frisco, Texas, a privately held company, for $5,000,000.  The terms of the acquisition include 4 million shares of the Company’s common stock valued at $1.00 per share, plus an additional $1,000,000 in cash. The assets being acquired include approximately 750 works of art expected to have an appraised value of approximately $9 million to $12 million.

Artists Licensing Agreements

As of September 30, 2009 the Company has signed Licensing Agreements with 51 artists and is in various stages of signing Licensing Agreements with an additional 113 artists.  Through the Company’s wholly owned subsidiary, CSD, they have added licensing agreements with 14 professional and college sports teams.

Forward Looking Statements

The foregoing Management’s Discussion and Analysis or Plan of Operation and comments included elsewhere herein may contain “forward looking statements” within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, or may be amended, including statements regarding, among other items, business strategies, continued growth in markets, projections, and anticipated trends in business and the industry in which it operates. The words “believe,” “expect,” “anticipate,” “intends,” “forecast,” “project,” and similar expressions identify forward-looking statements. These forward-looking statements are based largely on expectations and are subject to a number of risks and uncertainties, certain of which are beyond management’s control. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among other things, reduced or lack of increase in demand for products and competitive pricing pressures. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. We disclaim any intent or obligation to update “forward looking statements.”

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artfest International, Inc.

Date: November 19, 2009	By:	/s/ Eddie Vakser

Chairman and CEO (principal executive officer and principal financial officer)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBIT INDEX

Number	Description
3.1 3.2 3.3	Articles of Incorporation [1] Articles of Amendment of the Articles of Incorporation [3] Bylaws [1]
10.1 10.2	Agreement and Plan of Reorganization, Soldnet, Inc. and Artfest, Inc. [2] Loan Agreement (form) with Promissory Note (form), December, 2005 [3]
31 ** 32 **	Certifications pursuant to Sarbanes - Oxley Act of 2002 Certifications of Officers pursuant to Section 1350, of the Sarbanes - Oxley Act of 2002
** Filed Herewith
[1] Incorporated by reference to the Company’s filed Form 10SB with the SEC, February, 2002.
[2] Incorporated by reference to the Company’s filed Form 8K with the SEC, November, 2002.
[3] Incorporated by reference to the Company’s filed Form 10KSB with the SEC, for the year ended  December 31, 2002.