Form 10-K
period 2009-12-31
ARTFEST INTERNATIONAL INC
filed 2010-04-16
CIK 1168738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2009

Commission File Number 000-49676

ARTFEST INTERNATIONAL, INC.
Exact name of Registrant as specified in its charter

NEVADA	30-0177020
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

13342 Midway Road, Suite 250, Dallas, TX 75244
(Address of Principal Executive Offices)(Zip Code)

(877) 278-6672
(Registrant’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, $.001 par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes    ☒No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes    ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes      ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes      ☒ No

The approximate aggregate market value of the outstanding voting and non-voting common equity held by non-affiliates of the registrant was $1,174,840 based on last trade reported by Pink OTC Markets Inc. on December, 31, 2009.

As of April 15, 2010, there were 681,079,430 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Introduction

Artfest International, Inc. (the "Company", "we", "us", "our") is publicly traded on the Over the Counter Bulletin Board under the symbol (ARTS.OB).  The Company, through its wholly owned subsidiaries, Art Channel Galleries, Inc. (“ACG” or “Art Channel”), Artfest Direct (“Artfest Direct”) and Charity Sports Distributors, Inc. (“CSD”) markets and sells paintings (both original and reproduced on canvas using the Giclée and lithograph processes), autographed limited-edition celebrity photographs, and a wide variety of authentic autographed memorabilia, sports memorabilia and collectibles (hereinafter, our “Products”).

All of our products, fine art reproductions and celebrity collectibles are sold utilizing a proprietary direct marketing system, as well as over the Internet through independent contractors known as Associate Members (“AM’s” or “Associate Members”) and Independent Art Dealers (IADs).

Value Proposition

The Company combines the high margins and universal appeal of artistic reproductions, sports memorabilia and collectibles with direct marketing opportunities. This model is centered on building a network of Associate Members and Independent Art Dealers modeled after companies like Home Interiors, Tupperware, Pampered Chef, MonaVie, Herbalife and Avon. New IADs receive special training from the artists themselves, access to a call center for sales and support and a personalized e-commerce website.

The Art Channel Network creates additional legitimacy through education, promotion of awareness of the arts, entertainment and promoting product sales. According to Mac Report, a media company that provides a Web-based forum for public and private issuers, the worldwide market for collectibles is worth $120 Billion annually. With the penetration of the personal computer and the Internet into most nations, this worldwide market is predicted to grow at a healthy pace over the next two decades.

The Company currently utilizes the following sales strategies:

(1)	Direct Marketing and Sales: We utilize an Associate Member and IAD Compensation System modeled after companies like Home Interiors, Tupperware, Pampered Chef, Mona Vie, Herbalife and Avon.

(2)
Internet Driven: We offer our Associate Members and IAD’s a state-of-the-art website which is a completely automated, turn-key online business building system which will be supported with unlimited spam-free traffic to our IAD Members’ websites.  This system uses our software technology, which our management believes is unmatched in the industry.

The Company is currently marketing a business opportunity to individuals by allowing them to become Associate Members and IADs..  After individuals become Associate Members, they will be able to sell our Products using our state-of-the-art website. If they decide to develop an independent art dealership, they upgrade their membership and have access to greater resources and compensation from developing a sales network while they sell products.

Description of Our Products and Services

Artfest International is about “All Things Creative.” The Company will be careful to not set a limiting boundary on creativity for anything that may be sold via Artfest or its subsidiaries. As long as it is creative, of quality, and there is demand, our creative managers will take it into consideration.  The following represents some of the products and services as currently offered by and through the Company and its subsidiaries:

•
Quality Reproductions: The Company offers and sells quality art reproductions using the Giclée technique that was designed to reproduce and protect rare and valuable pieces of art.  The average person will not easily recognize a Giclée reproduction and original. The Giclée method is used to reproduce Signed and Numbered Limited Editions of Fine Art, and Autographed Limited-Edition Celebrity Art from existing photographs.  Images are generated from high resolution digital scans and printed with archival quality inks onto various substrates including canvas, fine art, and photo-base paper. The Giclée printing process provides better color accuracy than other means of reproduction.

•
Sports Memorabilia & Collectables: Through the acquisition of CSD on July 6, 2009 the Company has access to production and distribution of authentic framed autographed sports and entertainment collectibles and art pieces. CSDs’ distribution avenues include B2B and B2C sales, charity fundraising auctions, professional and college sports team’s pro shops, e-stores, online auctions and a revolutionary in-game silent auction concept known as Home Game Auction. CSD’s thirteen year experience in the professional and college sports marketplace has developed an extensive client list which consists of hundreds of private charities and conducts home game auctions at various professional and college teams. The addition of CSD’s product line complements and expands the Company’s ongoing product promotions and special purchase packages that are directed towards introducing a select number of acclaimed artists to our members.

•
RFID: Due to the large amount of fraud and falsification of authenticity in the collectables and art community, Artfest has developed a state of the art RFID technology that enables Artfest to validate reproduction numbers, replace damaged goods, and prove provenance. Artfest intends to roll out its RFID technology on all of its products in the 3rd Quarter 2010.

STRATEGIC PLAN

Our motive is to build shareholder value and increase market penetration as a vertically integrated company and service provider. Strategic acquisitions, or “Roll Ups”, are a part of Artfest’ global expansion plan that includes Media, Art, Memorabilia and Distribution companies that will complement and enhance Artfest's sophisticated business model. The Artfest strategy in addressing the markets is to offer high quality art reproductions, sports memorabilia, and collectible items through the direct sales channels, and support the selling effort with training, a broad group of unique and exclusive products, educational content for television and web, and a unique compensation program.

Internet Driver: Our web based strategy offers members a web site, leads from web based traffic, and a call center to support outbound sales efforts from IADs. Artfest Direct Associate Members and Independent Art Dealers receive a state-of-the-art website that is a completely automated and a turn-key online business building system that will be supported with unlimited traffic. Artfest’s proprietary auction process creates an aftermarket for product so as to insure the free flow of product in open markets.

Art Channel Network Driver: Artfest has built an in-house studio to develop broadcast quality content on artists, art and collectible markets, and sports and celebrity guests to educate and attract members to our community. The Company has acquired and will seek additional broadcast and content acquisitions and partnerships to grow the Art Channel Network. The network will in time become an additional source of advertising revenue & art sales leveraged from the years of production experience of the management team.

Direct Marketing and Sales & Independent Art Dealers: This model is centered on a IAD reward and compensation system modeled after companies like Herbalife, Independent Art Galleries, Home Interiors, Tupperware, Pampered Chef and Avon. Several elements of the Artfest program are patent-pending protected because of the new and exciting applications it brings to this direct-sales business model. New Independent Art Dealers (IADs) receive special training from the Artists themselves and a personalized e-commerce Artfest Direct website.

THE MARKET

According to the Mac Report, a media company that provides a Web-based forum for public and private issuers, the worldwide market for collectibles is $120 Billion annually. With the penetration of the personal computer and the Internet into most nations, this market is predicted to grow at a healthy pace over the next two decades. The internet will provide access to the market and educational information on the art and collectable objects.

Art dealers compete with a wide range of retailers, including Internet retailers, auction houses, mass merchandisers, and home decor and framing service shops. The art dealer industry includes about 6,000 stores with combined annual revenue of $4 billion. The Thomas Kinkade Company is one of the largest art dealers in the US: most companies have only a single location. The industry is highly fragmented: the top 50 companies hold only 30 percent of industry sales.

Consumer spending, discretionary capital and home decorating trends drive demand. The profitability of individual companies depends on effective merchandising and marketing. Large companies have advantages in buying, financing, and marketing. Small companies can compete effectively by offering unique products, providing superior customer service, or serving a local market.

MARKETING PLAN

Artfest models its distribution strategy similar to Home Interiors Inc., Independent Art Galleries, Tupperware, Pampered Chef, Herbalife, and Avon, however, providing high quality, limited edition, signed and numbered fine art, collectables and celebrity endorsed collectibles.  Artfest operates and markets itself to its Associate Members and Independent Art Dealers through four distinct sales channels that are associated with the following high quality and reputation orientated brands:

The Company operates and markets itself through four (4) distinct sales channels which are associated with the following high quality and reputation orientated brands:

Artfest DIRECT – Direct-Sales Model
Artfest Direct™, our wholly owned subsidiary, is our direct-sales Internet-based company where Associate Members and Independent Art Dealers can buy, sell, and trade limited edition signed and numbered fine art and collectibles.  Membership is free and Associate Members will be able to create their own website which will bear our brand name.  People who become Associate Members will have full support from us, including help setting up their own website, utilizing our software which allows the Associate Member to utilize a global debit card system, and place and fulfill orders for limited edition signed and numbered fine art, collectables, and sports memorabilia collectibles from customers. Fine art is available in high quality and popular formats including Giclée, lithography, and serigraph, which uses a stencil to create sharp lines upon the medium. Associate Members can become Independent Art Dealers if they decide to build a business opportunity and grow their business through both direct sales and through other Member teams. You can visit Artfest Direct on the web at www.artfestdirect.com.

Charity Sports Distributors, Inc.:  CSD’s distribution avenues include B2B and B2C sales, charity fundraising auctions, professional and college sports team’s pro shops, e-stores, and online auctions. CSDs’ marketing is focused on Home Game activity-which offers sports related memorabilia at home games for professional and college level teams, including a revolutionary in-game silent auction concept known as Home Game Auction; Charity Fundraising Activity – which offers charities a packaged solution to obtaining merchandise for their auction needs; and Walk in traffic at their facility – offering framing and related services to sports stars and enthusiasts. You can visit CSD on the web at www.csdsportsframing.com.

Art Channel NETWORK™ – National TV Syndication and Art Channel
Art Channel Network™, provides a range of multi-cultural programming including artist documentaries, live paintings, artist collections, artist interviews, live concerts and other art centric content which is available online is syndicated to three-million (3,000,000) independent television markets nation-wide.  Art Channel Network is also being broadcasted via Internet Protocol Television (“IPTV”) online and has acquired large slivers of national satellite time so that our content is available 24 hours per day, 7 days per week, creating an Art Channel Network which is similar to the History Channel, Home & Garden Channel, etc. You can visit the Art Channel on the web at (www.artchannel.tv).

Artfest has built an in-house studio to develop broadcast quality content on artists, art and collectible markets, and sports and celebrity guests to educate and attract members to our community. The Company has acquired and will seek additional broadcast and content acquisitions and partnerships to grow the Art Channel Network. The network will in time become an additional source of advertising revenue & art sales leveraged from the years of production experience of the management team.

Artfest GALLERIES – Brick and Mortar Galleries and Celebrity Events
Artfest Galleries™ currently consists of one brick and mortar gallery which showcases fine art and collectibles in a traditional gallery setting. On an ongoing basis, we will have luncheons and weekend gala’s locally in Dallas, Texas. We anticipate that we will soon open additional brick and mortar galleries to expand Artfest Galleries™.  We will also showcase new artists, special exhibits, and celebrity events in different markets in the United States and internationally in order to attract new Associate Members to www.artchannelgalleries.com .

Artfest AUCTIONS – Online Auctions
My Artfest ™ (www.myartfest.com) is an internet auction website concept that will operate and generate revenues similar to eBay™. Through this online revenue medium, galleries, wholesalers, artists, dealers, and private collectors will have an art-focused website to auction their fine art and collectibles.

The Direct-Sales Market - Background and Strategy

Artfest will utilize a direct-sales strategy to sell our Products to Associate Members (AM), Independent Art Dealers (IAD) and preferred customers. One of the most tried and successful ways to sell a product is through a direct-sales strategy. With a direct-sales strategy, customers are identified and sold our Products by AMs and IADs who receive a commission for each sale.  Furthermore, if an Associate Members enrolls another individual as an AM, then the initial AM will receive a percentage of the commission for every sale made by the other AM.

Using a direct-sales model allows us to penetrate the market without having to spend large amounts of capital before sales are generated.  The highest cost for customer acquisition is the commissions paid on the sales by Associate Members; however, these commissions are paid only after the sale and shipment of the product.  The commissions are paid to the selling AM and other AMs entitled to any commission receive their commission based on the selling AM activity.  All commissions, overrides and bonuses are paid after the sale and shipment of the product.

Direct-Sales Strategy Potential
The direct-sales industry increased at a compounded annual growth rate from 1993 through 2003 of 7.5% compared with 5% for traditional retail sales (excluding auto and auto parts sales) and 3.3% for the overall United States economy.  This healthy growth rate has meant that the industry has achieved sales totaling nearly $30 billion in the United States and $88.4 billion overseas. With numbers like these the investment community has begun to take notice of the direct-sales industry. One of the advantages of selling through the direct sales channel is that during times of economic stress, as we are currently experiencing, individuals seeking additional sources of income are attracted to Artfest because it offers that opportunity to generate additional income.

Direct-Sales Logistics Software and Distribution
The most common issues in deploying a direct sales strategy are commission structure, Associate Member and IAD management and product distribution and fulfillment. In today’s environment the only reasonable way to ensure that AM and IADs are paid timely is by the use of the proper computer software.  There are many companies which specialize in multi-level compensation management software.  Pricing ranges from approximately $25,000 to as high as $250,000.00.  The more elaborate a compensation plan (the plan that tracks the commission structure on sales), the more elaborate and involved the software needed to manage it.  In view of the fact that proper software is such an important part of our business model, as our Company grows, we will have to invest significant funds in software development to ensure that our software satisfies these future needs.

Management believes that by utilizing one of the most innovative and revolutionary compensation plans in the direct-sales industry and by targeting a global market and using a global system to pay commissions to AMs and IADs, the Company will cultivate a strong loyalty among our AM’s, IAD’s, and preferred customers as well.

Production and Fulfillment
Our art products are produced by a small number of manufacturers after the order has been placed, which eliminates the need to maintain certain levels of inventory on hand.  This inventory process allows us to produce only the art which is sold and in a “just in time” format.  The relatively few number of our Product skews in our inventory, which are produced before an order for such product has been placed, will be warehoused in our corporate office “vault” located in Dallas TX.

Final preparation of our Products, such as stretching and framing of canvases, is kept in-house in order to minimize cost and eliminate communication issues. The acquisition of CSD has contributed to the ability of the Company to deliver products fully stretched and framed or in the ready to frame state. The tracking   and stretching process can be fully automated and integrated with our sales tracking software.

Internet Marketing – Software and Website
The Internet provides a communications network for the Company to deploy both management and sales tools linked together by Company produced software and customer relations management software. The combination of our IAD and AM websites tied to centralized management and accounting systems provide powerful tools for the IAD and AM to access centralized inventory and product fulfillment services and process orders worldwide for immediate action by the Company. In view of the fact that we will ship our Products and have AMs and IADs all over the world, it will be vital for us to use the Internet for marketing, customer acquisition, sales, collection of funds and data tracking.

The Internet is the most important overall sales tool for us and the AMs and IADs.  The company has established relationships with major search engine companies to deliver qualified leads to our network marketing system, thereby assisting the AM and IAD in development of their sales groups. The importance of an attractive, professional and ultra-functional website cannot be overstated.  Prospective Associate Members and customers may judge a company which they have not visited by the design of that company’s website.  The Associate Members’ and IADs websites are likely to be their most important marketing tool.

Customers and Target Market
Our customer base could potentially include everyone who admires fine art, sports, movie, music, or a celebrity of any kind.  Our management believes that when we release a new edition of fine art, collectible or autographed and numbered collectible, a new customer base is created. Our management believes that our customer base could span the globe.  We will reach a variety of markets through the use of Artfest Direct’s personal selling method moving internationally, Internet marketing supporting access to the product base through an IADs web site, Art Channel Network programming and advertising educating the consumer and sales channel, and the Artfest Galleries’ brick and mortar galleries in locations around the world supporting the other sales channels with a physical presence.

Pricing Strategy
Pricing must reflect our unique product position, competition, perceived value as well as reasonable return on investment. Our management believes that we are positioned as a high quality collectible art, sport memorabilia and celebrity brand.  We want to position our products as a completely new opportunity for our customers.  Other companies sell products which have an inflated price to support their marketing plan.  We intend to market a product which we hope will have a very personal appeal to each customer, in limited editions, with only quality processes and raw materials, generally signed by the artist, and in the near future, RFID technology to support authenticity, all of which will in turn increase the value of our product to the customers. Implementation of an auction format will allow for an alternate and specialized channel for our educated consumers to re-market their art products as their needs change.

Product Packaging
Our Products will be packaged in a black high-quality art shipping tube with a heavy duty vinyl seal for tamper-proof protection.  Our products are also available in two canvas stretching versions: museum stretched or gallery stretched and are also available in a selection of custom framing options. The acquisition of CSD was important to add framing, a vertical service, that will increase the average sale price of our product. Our Products will be shipped worldwide utilizing an international shipping company.

Brand Image
Brand image is very important to our overall and long-term success.  We already have over 40 artists under exclusive contract, and most of these artists have also become AMs or IADs.  Celebrity and artist involvement is an important part of brand image.  These artists will make personal appearances at live events and trade shows to help promote awareness of our brand name.  There are other considerations including logos, containers, label design, color schemes, website designs, and marketing which we will utilize to take advantage of our relationships with celebrities. The brand will be supported in all aspects of our marketing, including social media, in order to position the company having a unique business opportunity with quality products within the art community.

Customer Acquisition
We will acquire customers using promotion of our Company through our art content broadcasts, our direct sales AMs and IADs contacting potential buyers, participation of artists and consumers at our sponsored events, social media marketing using the internet, select media and search purchases. The direct sales channel shifts expenses from the traditional business, where the customer acquisition cost is expended prior to the customer purchasing a product. Most of our customer acquisition costs are paid after the sale of product as noted above.  Nevertheless, there are expenditures which must be made prior to the sale in order to optimize the potential sales opportunity.  The most significant outlay will be in technology implementation, live promotional events and television advertising.

Market Penetration – Geographic Considerations
One of the advantages of our business model is that there is no geographic exclusivity given to any Associate Member or Independent Art Dealer.  Each AM or IAD will be able to sell our Products to any customer no matter what the customer’s location and utilize the world class payment and settlement products that the company is deploying to support the AM and IAD activities.

The market penetration will also be dependent upon the success of our Internet marketing.  The creation of a state-of-the-art website which utilizes artist and celebrity name recognition, utilization of search and social media tools to drive traffic, and back-office tools for the AM and IAD will be key to our successful market penetration and dominance. Attraction of key distributors will also significantly impact our growth rate and market penetration. Leaders in the dirct sales industry frequently have sales forces that are particularly strong in geographic regions, so their attraction may boost sales in those regions.

Artfest International, successfully negotiated a distribution contract with its strategic partner , Luxor International, and with a Russian distributor , New Media Corp. This relationship will open new markets in Russia and other former Soviet Union Republics.

Competition
Essentially all home-based businesses and Internet-based marketing opportunities are our competitors as we vie for the attention and resources of a finite number of prospective distributors.  Other direct competition includes direct sales and marketing organizations, such as Mary Kay, Blythe and Tupperware that sell their exclusive products through their direct sales network. Although there is may be nothing that disallows a member of Mary Kay to become a member of Artfest, and vice versa, becoming members of these other similar direct sales companies compete with the members’ time in putting forth efforts in selling art through Artfest. We will also compete with internet based companies that sell artwork via their corporate sites on the internet as well as individual artists websites.

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

We need additional financing to continue to reproduce artwork and to meet our capital requirements.

We will need additional financing to meet our capital requirements.  The Company is dependent upon sources such as:

•	funds from private sources such as, loans and additional private placements,

•	funds from public offerings, and

•	future earnings, if any.

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

We currently rely upon a few suppliers for our Products, which exposes us to a potential financial risk.

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

Our sales transactions with customers are based upon purchase orders periodically received by us or by our Associate Members, Independent Art Dealers and through the CSD channels of distribution.  Except for these purchase orders, we have no written agreements with customers for future orders or for future sales.  If we fail to maintain an adequate level of orders from customers, or fail to obtain new customers, our revenues will substantially decrease and we may not be able to continue operations.

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

In the future, we may distribute our Products in foreign countries, and would then face significant additional business risks associated with doing business in those countries.  In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers which may make it difficult to evaluate business decisions or transactions, ongoing business risks resulting from the international political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability which may be exacerbated in various foreign countries.  There can be no assurance that we would be able to enforce business contracts, repatriate local funds or protect our intellectual property rights in foreign countries.

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

Our success is dependent on the continued efforts of Edward Vakser, currently our President, Chief Executive Officer and Chief Financial Officer, and Anzhelika Tassan, currently our Secretary and Chief Marketing Officer.  The loss of either Mr. Vakser or Ms. Tassan would have a material adverse effect on our operations.  We anticipate that we will need to hire additional skilled personnel in all areas of its business in order to grow.  There can be no assurance that we will be able to retain our existing personnel or attract additional qualified employees in the future, the failure of which would have a material adverse effect on our business, financial condition and results of operations.  We do not currently maintain "key man" life insurance on the life of any of our employees.  To the extent that the services of key personnel become unavailable, we will be required to retain other qualified persons and there can be no assurance that we will be able to employ qualified persons upon acceptable terms.

Our success could be hindered by the limited protection afforded by our intellectual property and proprietary rights.  There are potential costs for enforcement or defense of these rights.

Any inability to adequately protect our proprietary technology could harm our ability to compete.  Our future success and ability to compete depends in part upon our proprietary technology and our trademarks, and relationships established with major leaders of distribution efforts which we attempt to protect with a combination of patent, copyright, trademark and trade secret laws, as well as with our confidentiality procedures and contractual provisions.  These legal protections afford only limited protection and may be time-consuming to obtain and maintain.  Further, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

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

From time to time, other companies and individuals may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies related to our business.  We will evaluate each such claim relating to our services and, if appropriate, seek a license to use the protected technology. There can be no assurance that we will be able to obtain licenses to intellectual property of third parties on commercially reasonable terms, if at all. In addition, we could be at a disadvantage if our competitors obtain licenses for protected technologies with more favorable terms than we do. If we are unable to license protected technology used in our services, we could be prohibited from marketing those services or may have to market services without desirable features. We could also incur substantial costs to redesign our services or to defend any legal action taken against us. If our services should be found to infringe protected technology, we could be enjoined from further infringement and required to pay damages to the infringed party. Any of the foregoing could have a material adverse effect on the results of our operations and our financial position.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Artfest currently leases 52,000 square feet of office and gallery space that houses the Company’s art gallery, production studio, distributor call center area and offices for for the Company’s five (5) employees. The Company’s headquarters, referred to as the Expo Center, is located at 13342 Midway Road, Suite 250, Dallas, Texas 75244.

The Company negotiated a three-year lease term for the Expo Center whereas they paid rent at $15,000 per month for the months of September 2009 through December 2009. In January, 2010, the monthly payment increased to $22,208.33 and will continue at this monthly rate until the end of the lease term, or through August 2012.

CSD currently leases approximately 15,000 square feet of office and warehouse space located at 1325 Capital Parkway, Suite #130 in Carrollton, Texas.

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

The Stock Option Plan, which was adopted at the Annual Meeting, allocates 20,000,000 shares of the Company’s common stock to be set aside for issuance pursuant to the plan.  Common stock may be issued to both employees and non-employees pursuant to the Stock Option Plan.  The purpose of the Stock Option Plan is to provide a method to give incentives to those persons or entities who, in the sole and absolute discretion of the Board of Directors of the Company (the “Board”), are responsible for the management, growth and/or protection of the business of the Company and who are making and can continue to make substantial contributions to the success of the Company’s business including, but not limited to, present and future officers, directors, employees, consultants and professional advisors of the Company or any future parent corporation or any subsidiary corporation of the Company.  The Stock Option Plan was attached to the Company’s Form 14A filed with the Securities and Exchange Commission on February 27, 2008.

On July 8, 2009, the Board of Directors approved a resolution authorizing the Company to re-incorporate in the State of Nevada.  In order to accomplish the re-incorporation, the Board approved the creation of a new corporation with the same name (Artfest International, Inc.) in Nevada, which is a wholly owned subsidiary of the Company.  A Plan of Merger between the Company and the subsidiary and Articles of Merger were executed and filed with the Nevada and Delaware Secretaries of State pursuant to which the Company merged into the Subsidiary.

On October 27, 2009, the Board of Directors approved a 1-for-50 reverse split of its common stock. The reverse stock split was effective on October 28, 2009 and the Company’s common stock began trading on a post-reverse split basis under the trading symbol “ARTS.” The reverse stock split reduced the number of outstanding shares of the Company’s common stock from 961,320,064 to 19,226,405. Corresponding proportional adjustments were also made to any outstanding stock options previously issued by the Company.

The purposes of the reverse split was to increase the per share trading price of Artfest’s common stock, thereby appealing to a broader range of investors and to provide shareholders with more useful information in making period-to-period comparisons of Artfest’s earnings per share.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock has traded on the OTC Electronic Bulletin Board under the symbol ARTS since October 28, 2009 and prior to that time under the symbol ARTI since October 9, 2007.  Prior to such date management is not aware of the quotation or trading of the Common Stock through any other medium.

The following table sets forth the high and low trading prices for the Common Stock in 2008 and 2009. Trading in the Common Stock has been limited and sporadic and does not constitute an established public trading market. The last sale price on April 14, 2010 was $.0094. All prices give effect to a 1 for 50 reverse stock split affected in October, 2009.

Quarter Ended	High	Low

December 31, 2009	$.25	$.01
September 30, 2009	$.26	$.06
June 30, 2009	$.60	$.08
March 31, 2009	$1.00	$.02

December 31, 2008	$.75	$.09
September 30, 2008	$.90	$.25
June 30, 2008	$3.75	$.25
March 31, 2008	$52.50	$1.75

As of December 31, 2009 there were a total of 338 record holders of the Company’s common stock. The Company has not paid any dividends on its common stock.  The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

At the Company’s 2008 Annual Meeting, the Stockholders voted to adopt the proposed Stock Option Plan.  The effective date of the Stock Option Plan was March 28, 2008, and no shares have been issued pursuant to the Stock Option Plan to date.

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

Report of Offering of Securities

As of December 31, 2009

We issued the securities listed below during the fourth quarter of 2009 without registering the securities under the Securities Act of 1933.

COMMON STOCK

On October 2, 2009, we issued an aggregate of 10,930,500 shares of Common stock to the shareholders of CSD valued at $.25 per share pursuant to the acquisition agreement as dated July 6, 2009.

On October 28, 2009, a holder of our promissory note converted $25,000 of the principal due on this note into 946,969 shares of Common Stock.

On November 2, 2009, a holder of our promissory note converted $25,000 of the principal due on this note into 250,000 shares of Common Stock.

On November 3, 2009, a holder of our promissory note converted $20,000 of the principal due on this note into 959,232 shares of Common Stock.

On November 9, 2009, a holder of our promissory note converted $20,000 of the principal due on this note into 1,122,334 shares of Common Stock.

On November 10, 2009, a holder of our promissory note converted $25,000 of the principal due on this note into 1,250,000 shares of Common Stock.

On November 16, 2009, a holder of our promissory note converted $15,000 of the principal due on this note into 1,063,829 shares of Common Stock.

On November 18, 2009, a holder of our promissory note converted $9,000 of the principal due on this note into 765,306 shares of Common Stock.

On November 19, 2009, a holder of our promissory note converted $25,000 of the principal due on this note into 1,250,000 shares of Common Stock.

On November 20, 2009, a holder of our promissory note converted $2,000 of the principal due on this note into 2,000,000 shares of Common Stock.

On November 30, 2009, a holder of our promissory note converted $9,000 of the principal due on this note into 616,016 shares of Common Stock.

On November 30, 2009, a holder of our promissory note converted $15,000 of the principal due on this note into 1,026,694 shares of Common Stock.

On December 10, 2009, a holder of our promissory note converted $22,000 of the principal due on this note into 2,291,666 shares of Common Stock.

On December 15, 2009, a holder of our promissory note converted $3,500 of the principal due on this note into 3,500,000 shares of Common Stock.

On December 25, 2009, a holder of our promissory note converted $10,000 of the principal due on this note into 2,153,316 shares of Common Stock.

On December 21, 2009, a holder of our promissory note converted $5,000 of the principal due on this note into 5,000,000 shares of Common Stock.

During the 4th Quarter 2009, the Company issued an aggregate of 24,622,428 shares of Common stock to various consultants valued at $.001 per share.

PREFERRED STOCK

During the 4th Quarter 2009, the Company sold 47,000 shares of its Series B Preferred stock to various investors and at a price of $5.00 per share.

During the 4th Quarter 2009, Management agreed to exchange the amounts as owed to them in accrued salaries and liabilities from 2008 and 2009 totaling $914,000 into 1,000,000 shares of its Series B Preferred stock.

CONVERTIBLE SECURITIES

We issued the convertible promissory notes listed below during the fourth quarter of 2009 without registering the securities under the Securities Act of 1933.

On October 6, 2009, the Company borrowed $25,000 and issued a convertible promissory note payable twelve months from the date of issue and bearing an interest rate of 10% per annum.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into Common shares at a conversion price of $0.001 per share.

On November 3, 2009, the Company borrowed $25,000 and issued a convertible promissory note payable twelve months from the date of issue and bearing an interest rate of 10% per annum.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into Common shares at a conversion price of $0.001 per share.

On November 13, 2009, the Company borrowed $40,000 and issued a convertible promissory note payable six months from the date of issue and bearing an interest rate of 12% per annum.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into Common shares at a conversion price determined and pursuant to the average trading volume of the Company’s shares at the time of conversion.

On November 16, 2009, the Company borrowed $20,000 and issued a convertible promissory note payable twelve months from the date of issue and bearing an interest rate of 10% per annum.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into Common shares at a conversion price of $0.001 per share.

On December 29, 2009, the Company borrowed $20,000 and issued a convertible promissory note payable twelve months from the date of issue and bearing an interest rate of 10% per annum.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into Common shares at a conversion price of $0.001 per share.

The Company believes all of the issuances of securities from the convertible promissory notes were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and other available exemptions.

As of March 31, 2010

We issued the securities listed below during the 1st Quarter of 2010 without registering the securities under the Securities Act of 1933.

COMMON STOCK

On January 25, 2010, a holder of our promissory note converted $2,300 of the principal due on this note into 2,300,000 shares of Common Stock.

On January 27, 2010, a holder of our promissory note converted $2,300 of the principal due on this note into 2,300,000 shares of Common Stock.

On February 1, 2010, a holder of our promissory note converted $2,300 of the principal due on this note into 2,300,000 shares of Common Stock.

On February 2, 2010, a holder of our promissory note converted $2,300 of the principal due on this note into 2,300,000 shares of Common Stock.

On February 2, 2010, a holder of our promissory note converted $1,000 of the principal due on this note into 10,000,000 shares of Common Stock.

On February 1, 2010, a holder of our promissory note converted $1,000 of the principal due on this note into 10,000,000 shares of Common Stock.

On February 17, 2010, a holder of our promissory note converted $2,300 of the principal due on this note into 2,300,000 shares of Common Stock.

On February 22, 2010, a holder of our promissory note converted $1,000 of the principal due on this note into 10,000,000 shares of Common Stock.

On February 25, 2010, a holder of our promissory note converted $12,500 of the principal due on this note into 12,500,000 shares of Common Stock.

On February 26, 2010, a holder of our promissory note converted $8,600 of the principal due on this note into 8,600,000 shares of Common Stock.

On March 5, 2010, a holder of our promissory note converted $10,000 of the principal due on this note into 10,000,000 shares of Common Stock.

On March 12, 2010, a holder of our promissory note converted $10,000 of the principal due on this note into 10,000,000 shares of Common Stock.

On March 18, 2010, a holder of our promissory note converted $1,500 of the principal due on this note into 15,000,000 shares of Common Stock.

On March 24, 2010, a holder of our promissory note converted $10,000 of the principal due on this note into 10,000,000 shares of Common Stock.

On March 26, 2010, a holder of our promissory note converted $1,500 of the principal due on this note into 15,000,000 shares of Common Stock.

During the 1st Quarter 2010, the Company issued an aggregate of 82,195,428 shares of Common stock to various consultants valued at $.001 per share.

PREFERRED STOCK

During the 1st Quarter 2010, the Company sold 59,000 shares of its Series B Preferred stock to various investors and at a price of $5.00 per share.

CONVERTIBLE SECURITIES

We issued the convertible promissory notes listed below during the 1st Quarter of 2010 without registering the securities under the Securities Act of 1933.

On March 4, 2010, the Company borrowed $50,000 and issued a convertible promissory note payable twelve months from the date of issue and bearing an interest rate of 10% per annum.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into Common shares at a conversion price of $0.001 per share.

On March 18, 2010, the Company borrowed $25,000 and issued a convertible promissory note payable twelve months from the date of issue and bearing an interest rate of 10% per annum.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into Common shares at a conversion price of $0.001 per share.

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

As of December 2009, our current plan is focused on corporate and securities law considerations in completing a process of updating filings with both applicable state and Federal agencies, as needed, including the SEC.  Management believes the success of the business, and the potential in the future needs a stable foundation as a public company. Important to building this stability  is compliance with laws and regulations, primarily updating and keeping current filings with the SEC, and next establishing the business as a “trading” entity upon a stock exchange such as the OTC Bulletin Board. In 2009 we began the use of our stock in the acquisition of companies that will increase our revenue in strategic areas and additionally provide an asset base that will generate future sales. At the same time, it is important to continue core business pursuits where we have made investments in the direct sales model of distribution, and focused on operational improvements to become a profitable business.  We anticipate obtaining funding to address cash flow needs through private placements, loans and similar fundraising initiatives.  Our plan is subject to many risks and there can be no assurance of success.

Revenue

Revenue for the year ended December 31, 2009, was $2,329,252, an increase of 1,644.65% as compared to $141,626 for the year ended December 31, 2008. This increase in revenue is largely as a result of our acquisition of Charity Sports Distributors, Inc. (d.b.a. CSD Sports Framing and Memorabilia; “CSD”) during the year ended December 31, 2009.  The Company experienced a Gross Profit margin for the year ended December 31, 2009, of $1,250,483, or 51% of revenues, compared to a profit of $115,255, or 81.38% of revenues, for the same period in 2008.  The decrease in Gross Profit margin was due to our acquisition of CSD during the year ended December 31, 2009 and the additional cost of goods sold that was attributed to CSD.

Expenses from Operations

Total expenses, comprised mostly of general and administrative expenses, were $3,547,237 for the year ended December 31, 2009, an increase of 67.94% compared to $2,112,232 for the year ended December 31, 2008.

The increase in operating expenses for the year ended December 31, 2009, was mainly due to expenses inherited from the acquisition of CSD as well as the development costs associated with Artfest International, Inc’s business development expenses.

Other Income (Expenses)

Other Income for the year ended December 31, 2009 was $992,618, an increase of 7705.48%, or $979,901 as compared to other expenses of $12,717 for the year ended December 31, 2008. The net increase in other income (expense) was mainly due to the forgiveness of certain promissory notes, trade payables and the increase of the value of inventory as found by the Company during the three months ended March 31, 2009.

Net Income

We had net loss of $1,304,136 for the year ended December 31, 2009, a decrease of34.28% as compared to net loss of $1,984,260 for the year ended December 31, 2008.  The decrease was mainly due to the increase the Company experienced in Other Income as well as the added revenues generated from the acquisition of CSD during the year ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital resources

Cash balance amounted to $63,408 and $2,166 as of December 31, 2009 and December 31, 2008, respectively.

Operating activities

Net cash used by operating activities for the year ended December 31, 2009 was $(2,246,236) compared to $(1,480,245) provided in the year ended December 31, 2008.  This change was mainly due to the acquisition of CSD and the expansion of Artfest’s overall business development initiatives and operations.

Investing activities

Net cash used by investing activities was $(3,756,166) for the year ended December 31, 2009 compared to $(22,228) used in the same period of 2008. The majority of this increase in investing activities is due to the value of the acquisition of CSD, valued at $2,732,625.

Financing activities

Net cash provided by financing activities was $5,862,859 for the year ended December 31, 2009 compared to net cash provided of $1,676,825 in the same period of 2008.   The increase was primarily a result of increases in various notes payable and equity purchases from investors in the Company’s common and preferred stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Material Commitments

We have no material commitments during the next twelve (12) months.

The Company issued Luxor 4,000,000 shares in anticipation of the closing of the acquisition, which as of the date of this filing, is still pending the remaining payment of $990,000 in cash. The Company intends to pay this amount over time in an equal monthly payment to be determined by both parties.

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

The Registrant did not have any disagreements with Mr. Bauman on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure for the Registrant’s fiscal years ended December 31, 2005 and December 31, 2006, or thereafter through January 16, 2008, the date of Mr. Bauman’s resignation letter.  Mr. Bauman’s reports on the Registrant’s financial statements for the fiscal years ended December 31, 2005 and December 31, 2006, and thereafter through January 16, 2008, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified as to audit scope or accounting principles, but was qualified, however, as to Registrant’s ability to continue as a going concern.
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

Mr. Egeberg did not provide the Registrant with advice regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant’s financial statements, that was an important factor considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue.  During the two most recent fiscal years ended December 31, 2008 and December 31, 2009 the Registrant did not consult with Mr. Egeberg on any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

Item 8A. Controls and Procedures

DISCLOSURES CONTROLS AND PROCEDURES

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our Chief Executive Officer, who also is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be declared by us in reports that we file with or submit to the SEC is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that are intended to:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

2.
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of Americas, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of the small business issuer's internal controls over financial reporting is as of the year ended December 31, 2009. We believe that our internal controls over financial reporting are effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.  In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal controls over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

There was no change in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our present executive officers and directors, their ages and present positions are as follows:

Name	Age	Positions and Offices
Edward Vakser	46	President, CEO, Director
Anzhelika Tassan	36	Secretary, CMO, Director
Larry D. Ditto	69	Director

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

There are no arrangements or understandings among Edward Vakser, Anzhelika Tassan, and/or Larry D. Ditto and any other persons, pursuant to which Edward Vakser, Anzhelika Tassan and Larry D. Ditto were selected as directors.

Edward Vakser and Anzhelika Tassan are brother and sister.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file report of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3 (initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership Securities).  Directors, executive officers and beneficial owners of more than 10% of the Company’s common stock are required by SEC regulations to provide the Company with copies of all Section 16(a) forms that they file.  Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that each current officer, director and beneficial owner of 10% or more of the Company’s securities filed a Form 3 with the SEC and has had no change of ownership since such filing and that all of such persons has complied with the Section 16(a) filing requirements applicable to them.

As of the date of this filing, Mr. Vakser, a director, Mr. Ditto, a director, and Ms. Tassan, a director each have failed to file a Forms 3 and Form 5 with the SEC after the date on which the forms were required to be filed.

CODE OF ETHICS

The Company has adopted a code of ethics for its principal executive officer, principal financial officer, principal accounting officer or controller due to the small number of executive officers involved with the Company.  The Board of Directors will continue to evaluate, from time to time, whether a code of ethics should be developed and adopted.

ITEM 10.  EXECUTIVE COMPENSATION

The following table shows for fiscal years ended December 31, 2009 and 2008, respectively, compensation awarded or paid to, or earned by, the following persons in all capacities (collectively, the "Named Executive Officers”) Edward Vakser, our President, Chief Executive Officer and Chairman and Anzhelika Tassan, or Chief Marketing Officer.We did not grant options to acquire shares of our common stock to them during the period indicated.

 SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	FISCAL YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)	ALL OTHER COMPENSATION ($)	TOTAL ($)

Edward Vakser (1)	2009	$180,000	$0	$11,800	$0	$191,800
	2008	$20,000	$0	$10,000	$0	$30,000

Anzhelika Tassan (2)	2009	$150,000	$0	$7,750	$0	$157,750
	2008	$5,000	$0	$5,000	$0	$10,000

(1)	Mr. Vakser accrued salary since the end of 2008 and converted the amounts owed to him into shares of Preferred Stock valued at $5 per share.

(2)	Ms. Tassan accrued salary since the end of 2008 and converted the amounts owed to him into shares of Preferred Stock valued at $5 per share.

INCENTIVE PLANS

At the Company’s 2008 Annual Meeting, the Stockholders voted to adopt the proposed Stock Option Plan.  The effective date of the Stock Option Plan was March 28, 2008, and no shares have been issued pursuant to the Stock Option Plan as of December 31, 2009.

OPTION GRANTS IN LAST FISCAL YEAR

We did not grant to the Named Executive Officers options to purchase shares in fiscal 2009 or 2008.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

None of our officers held options to purchase shares of our common stock during fiscal 2009 or 2008.

EMPLOYMENT AGREEMENTS

We currently have employment agreements with Edward Vakser, Anzhelika Tassan, and J. Scott Tassan, who will be Vice President of Production and who is the husband of Anzhelika Tassan, during the current fiscal year.

Director Compensation

We have not compensated our Board members for their participation on the Board and do not have any standard or other arrangements for compensating them for such service.   We may issue shares of our common stock or options to acquire shares of our Common Stock to members of our Board of Directors in consideration for their services as members of our Board of Directors.  We do expect to reimburse Directors for expenses incurred in connection with their attendance at meetings of the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2010, certain information regarding the ownership of our Common Stock by each stockholder known to our management to be (i) the beneficial owner of more than 5% of our outstanding stock of each of these classes, (ii) our directors, (iii) our executive officers, and (iv) all executive officers and directors as a group. We believe that, except as otherwise indicated, the beneficial owners of our common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares.

Percentage of ownership is based on 558,579,430 shares of common stock issued and outstanding at March 31, 2010. Except as otherwise stated in the table, the addresses of the holder is c/o our Company at 13342 Midway Road, Suite 250, Dallas, TX 75244.

Title of Class	Name of Beneficial Owner	Amount & Nature of Beneficial Owner	Percent of Class
Common Stock	Edward Vakser	11,800,000	2.11%
Common Stock	Anzhelika Tassan James Scott Tassan	15,500,000	2.77%
Common Stock	Larry D. Ditto	100,000	0.01%
	All Directors & Officers as a Group	27,400,000	4.89%

Percentage of ownership is based on 3,158,020 shares of preferred stock issued and outstanding at March 31, 2010.

Title of Class	Name of Beneficial Owner	Amount & Nature of Beneficial Owner	Percent of Class
Preferred Stock	Edward Vakser	600,000	18.99%
Preferred Stock	Anzhelika Tassan James Scott Tassan	600,000	18.99%
Preferred Stock	Larry D. Ditto	300,000	9.49%
	All Directors & Officers as a Group	1,500,000	47.47%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2008, Larry Ditto, a Director, issued short term notes payables to the Company for a total of  $95,000.

ITEM 13.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

OUR INDEPENDENT ACCOUNTANT

The Registrant engaged Eugene M. Egeberg, CPA (“Mr. Egeberg”) as of February 18, 2008 as its certifying accountant to audit the Registrant’s financial statements for the year ended December 31, 2007 and for the years ended December 31, 2008 and December 31, 2009.

	2009	2008

Audit Fees	$5,000	$2,750
Tax Fees	0	0
All Other Fees	0	0
Total	$5,000	$2,750

PRE-APPROVAL POLICIES AND PROCEDURES

Our financial statements for the fiscal year ended December 31, 2009 have been audited by our independent accountant, Mr. Egeberg.  Each year our Board of Directors pre-approves all audit and tax related services prior to the performance of such services.  The percentage of hours expended on the audit by persons other than Mr. Egeberg was zero.

ITEM 14.  EXHIBITS

Exhibits and Financial Statements:

         1.  Financial Statements

         The following financial statements are included on pages F-1 to F-10 of the Financial Statements in this Report.

(i)	Report of Independent Accountant
(ii)	Balance Sheets as of December 31, 2009 and December 31, 2008
(iii)	Statements of Income for the fiscal years ended December 31, 2009 and December 31, 2008
(iv)	Statements of Cash Flows for the fiscal years ended December 31, 2009 and December 31, 2008
(v)	Statements of Changes in Stockholders' Equity for the fiscal years ended December 31, 2009 and December 31, 2008
(vi)	Notes to Financial Statements

EXHIBITS.

Exhibit	Exhibit
Number	Description

3(i)	Articles of Incorporation****
3(ii)	Bylaws****
4	Stock Option Plan *
10	Acquisition Agreement **
20	Proxy *
21	Subsidiaries of the Small Business Issuer
22 23	Published report regarding matters submitted to vote of security holders *** Form S-8 Registration Statement*****
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

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
Date: April 15, 2009

By: /s/ Anzhelika Tassan
Anzhelika Tassan, Secretary, Chief
Marketing Officer and Director
Date: April 15, 2009

By: /s/ Larry D. Ditto
Larry D. Ditto, Director
Date: April 15, 2009

Eugene M Egeberg
Certified Public Accountant
834 South Milton Avenue
Baltimore, Maryland  21224
(410) 218-1711

INDEPENDENT REGISTERED ACCOUNTING FIRM’S REPORT

To the Stockholders
Artfest International, Inc.

We have audited the accompanying balance sheet of Artfest International, Inc. as of December 31, 2009 and 2008, and the related statements of operations and changes in stockholder’s deficit and cash flows for the two years then ended.   These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards required by the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.    An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Artfest International, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the two years then ended in conformity with U.S. generally accepted accounting principles as well as standards required by the Public Company Accounting Oversight Board (United States).

Eugene M Egeberg
15 April 2010

ARTFEST INTERNATIONAL, INC.
BALANCE SHEET
DECEMBER 31, 2008 & 2009
AUDITED

ASSETS	2009	2008
Current Assets
Cash and cash equivalents	$63,408	$2,166
Other Current Asset	60,811	-
Inventory	1,340,250	10,000
Accounts Receivable	513,556	351,000

Total Current Assets	1,978,026	363,166

Non-Current Assets
Other Asset	19,167	-
Goodwill, net of accumulated amortization	3,779,500.00	29,500.00

Total Non-Current Assets	3,798,667	29,500

Property, Plant and Equipment
at cost, net of accumulated depreciation	52,776	67,824

TOTAL ASSETS	$5,829,468	$460,490

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and Accrued Liabilities	$1,655,633	$710,451
Current Portion of Notes Payable (Note 8)	150,650	427,873
Deferred Revenue	351,000	351,000
Rewards Payable	-	475,361

Total Current Liabilities	2,157,283	1,964,686

Non-current Liabilities
Loans Payable (Note 8)	493,662	854,497

TOTAL LIABILITIES	$2,650,945	$2,819,183

Stockholders' Equity:
Common Stock - $.001 par value - 995,000,000
shares authorized, 117,484,002 issued and
outstanding	$117,484	$171,438
Preferred Stock - $.001 par value - 5,000,000
shares authorized, 3,099,020 issued and
outstanding	-	-
Additional paid-in capital	7,503,319	1,329,063
Shareholder Distribution	-	-
Retained earnings (deficit)	(4,445,379)	(3,859,193)

TOTAL STOCKHOLDERS EQUITY	$3,178,523	$(2,358,692)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,829,468	$460,490

The accompanying notes are an integral part of these financial statements.

ARTFEST INTERNATIONAL, INC.
STATEMENT OF INCOME AND EXPENSES
FOR THE YEARS ENDED DECEMBER 31, 2008 & 2009
AUDITED

	2009		2008

Revenue		$2,470,878	$141,626

Cost of Revenue		1,220,395	26,371

Gross Profit (Loss)		1,250,483	115,255

Operating Expenses		3,547,237	2,112,232

Net Income (Loss) from Operations		(2,296,754)	(1,996,977)

Other Income (Expense), Net		992,618	12,717

Net Income (Loss)		$(1,304,136)	$(1,984,260)

Weighted average number of common shares
outstanding – basic and fully diluted		117,484,002	171,438

Net (Loss) per share – basic and fully diluted	$		$0.00

The accompanying notes are an integral part of these financial statements.

ARTFEST INTERNATIONAL, INC.
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 & 2009
AUDITED

	2009	2008

Cash Flows From Operating Activities
Net income (loss)	$(1,304,136)	$(1,984,260)
Adjustments to reconcile net income (loss) to
net cash (used) provided by operating activities:

Increase in Depreciation	27,970	29,839
(Increase) in Inventory	(149,798)	-
Increase in Rewards Payable	-	-
(Decrease) in Accounts Receivable	38,041	(31,650)
(Decrease) in Accounts Payable and Accrued Expenses	(294,060)	527,326
Intercompany Transactions	(612,591)
Increase in Deferred Revenue	-	-
(Decrease) in Other Assets	13,034	-
(Decrease) in Other Assets	35,303	(21,500)

Net cash (used) by operating activities	(2,246,236)	(1,480,245)

Cash Flows From Investing Activities
		-
Purchase of property, plant and equipment	(6,675)	(22,228)
Increase in Goodwill	(3,756,166)	-

Net cash used in investing activities	(3,762,841)	(22,228)

Cash Flows From Financing Activities
Issuance of Common Stock	618,734	135,207
Issuance of Preferred Stock
Decrease in Notes Payable	(334,443)	465,797
Increase in Loans Payable	-	-
Increase in Retained Earnings	-	-
Increase in Contributed Capital	5,578,568	1,075,820

Net cash used in financing activities	5,862,859	1,676,825

Net decrease in cash and cash equivalents	(143,120)	1,852

Cash and cash equivalents, Beginning of Period	206,527	315

Cash and cash equivalents, December 31st	$22,630	$2,167

The accompanying notes are an integral part of these financial statements.

ARTFEST INTERNATIONAL, INC.
CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 & 2009
AUDITED
2009

	PREFERRED SERIES A		PREFERRED SERIES B		COMMON STOCK		Additional		Total
							Paid In	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance	-	$-	0	$-	171,438,006	$171,438	$1,329,063	$(3,859,193)	$(2,358,693)
December 31,
2008

Issuance of Stock									$-
for acquisition of
subsidiary

Issuance of Stock									$-
for acquisition of
property

Issuance of Stock	3,099,020	3099.02			661,942,046	$661,996	$5,989,417		$6,654,512
for cash

Issuance of									$-
Common Stock
for services

Issuance of									$-
Common Stock
for debt

Stock Split					(717,896,050)				$-

Conversion of					2,000,000	2000	$184,840		$186,840
Preferred Shares

Net Loss								$(1,304,136)	$(1,304,136)

Balance
December 31,
2009	3,099,020	$3,099	-	$-	117,484,002	$835,434	$7,503,319	$(5,163,329)	$3,178,523

2008

	PREFERRED SERIES A		PREFERRED SERIES B		COMMON STOCK		Additional		Total
							Paid In	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance	-	$-	-	$-	36,230,630	$36,231	$253,243	$(1,834,933)	$(1,545,459)
December 31,
2007

Issuance of Stock	-	$-	-	$-	420,000	420			$420
for acquisition of
subsidiary

Issuance of Stock	-	$-	-	$-	-	-			$-
for acquisition of
property

Issuance of Stock	-	$-	-	$-	33,912,376	33,912			$33,912
for cash

Issuance of	-	$-	-	$-	83,805,000	83,805	1075820		$1,159,625
Common Stock
for services

Issuance of	-	$-	-	$-	17,070,000	17,070			$17,070
Common Stock
for debt

Prior Period	-	$-	-	$-		-		(40,000)	$(40,000)
Adjustment

Conversion of	-	$-	-	$-	-	-			$-
Preferred Shares

Net Loss								$(1,984,260)	$(1,984,260)

Balance
December 31,
2008	-	$-	-	$-	171,438,006	$171,438	$1,329,063	$(3,859,193)	$(2,358,693)

The accompanying notes are an integral part of these financial statements.

ARTFEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2009

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

On July 8, 2009, the Company entered into a Stock Purchase Agreement and Plan of Reorganization to acquire 100% of Charity Sports Distributor, Inc. in exchange for 15,000,000 shares of Artfest International, Inc. stock valued at $.25 per share, which was issued to former shareholders of Charity Sports Distributor, Inc.

On October 28, 2009, the Company entered into an agreement to acquire all of the assets of Luxor International, Inc. a privately held company, for $5,000,000.  The terms of the acquisition included the issuance of four million (4,000,000) shares of the Company’s common stock valued at $1.00 per share, plus an additional $1,000,000 in cash. The assets being acquired include approximately 750 works of art expected to have an appraised value of approximately $9 million to $12 million. These works of art will provide the original works from which Artfest will produce Giclee reproductions generating future revenue while retaining ownership of the original works.

The Company issued Luxor 4,000,000 shares in anticipation of the closing of the acquisition, which as of the date of this filing, is still pending the remaining payment of $990,000 in cash. The Company intends to pay this amount over time in an equal monthly payment to be determined by both parties.

Note 2 - Accounting policies and procedures

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2009.

Fixed Assets
Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

Computer equipment	3 years
Office equipment	4 years
Proprietary Software	3 years
Furniture and Fixtures	7 years

Property and Equipment consist of the following:
Computer & Video	$18,856
Office equipment	$31,602
Proprietary software	$60,500
Furniture and Fixtures- Art$47,842
Less-accumulated depreciation	(106,024)

Total PP&E (net of depreciation)	$52,776

Total Depreciation Expense for the year ended December 31, 2008 and 2009 were $27,589 and $27,589, respectively.

Intangible Assets
With the acquisition of The Art Channel Inc. on December 28, 2007, the Company Artfest International Inc. acquired the subsidiary with shares of stock whose total value exceeded the net assets of the company being purchased by $29,500.  The excess amount of $28,500 was booked to the parent company (Artfest International Inc.) as Goodwill and listed under “Other Assets/Intangible Assets.”   This will be amortized over a period of 40 years beginning January 1, 2008.

With the acquisition of Charity Sports Distributor, Inc on June 30, 2009, the Company Artfest International Inc. acquired the subsidiary with shares of stock whose total value exceeded the net assets of the company being purchased by $3,750,000.  The excess amount was booked to the parent company (Artfest International Inc.) as Goodwill and listed under “Other Assets/Intangible Assets.”

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2009.

Revenue recognition
The Company recognized revenue and gains when earned and related costs of sales and expenses when incurred.

Advertising costs
The Company expenses all costs of advertising as incurred. There were nominal advertising costs included in selling, or general and administrative expenses in 2009 and 2008.

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS # 128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2009.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009 and 2008 respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximated fair values or they are payable on demand.

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

Recent pronouncements
In March 2008, SFAS No 161, “Amendments to FASB Interpretation No. 46(R)” was issued.

In May 2008, SFAS No 162, “The Hierarchy of Generally Accepted Accounting Principles” was issued.

In May 2008, SFAS No 163, “Accounting for Financial Guarantee Insurance Contracts” was issued.

In May 2009, SFAS No 164, “Not-for-Profit Entities: Mergers and Acquisitions—Including an amendment of FASB Statement No. 142” was issued.

In May 2009, SFAS No 165, “Amendments Subsequent Events” was issued.

In June 2009, SFAS No 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” was issued.

In June 2009, SFAS No 167, “Amendments to FASB Interpretation No. 46(R)” was issued.

In June 2009, SFAS No 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” was issued.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of 4,445,379 for the period from February 21, 2002 (inception) to December 31, 2009. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount of the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

As of December 31, 2009, the Company has a net operating loss carryforward of approximately 4,445,379 for tax purposes, which will be available to offset future taxable income. This carryforward will expire in various years through 2027.

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

 In May 2008, the Company issued 4,500,000 shares of its $0.001 par value common stock as payment to investor Beryl Zyskind pursuant to an acquisition agreement (S-8 Agreement).   The $4,500 par value stock was booked against a $180,000 Accounts Payable debt to Mr. Zyskind. The remaining $175,500 was booked to Additional Paid in Capital.

On July 8, 2009, the Board of Directors approved a resolution authorizing the Company to re-incorporate in the State of Nevada.  In order to accomplish the re-incorporation, the Board approved the creation of a new corporation with the same name (Artfest International, Inc.) in Nevada, which is a wholly owned subsidiary of the Company.  A Plan of Merger between the Company and the subsidiary and Articles of Merger were executed and filed with the Nevada and Delaware Secretaries of State pursuant to which the Company merged into the Subsidiary.

On October 27, 2009, the Board of Directors approved a 1-for-50 reverse split of its common stock. The reverse stock split was effective on October 28, 2009 and the Company’s common stock began trading on a post-reverse split basis under the trading symbol “ARTS.” The reverse stock split reduced the number of outstanding shares of the Company’s common stock from 961,320,064 to 19,226,405. Corresponding proportional adjustments were also made to any outstanding stock options previously issued by the Company.

On October 2, 2009, we issued an aggregate of 15,000,000 shares of Common stock to the shareholders of CSD valued at $.25 per share pursuant to the acquisition agreement as dated July 6, 2009.

On October 28, 2009, a holder of our promissory note converted $25,000 of the principal due on this note into 946,969 shares of Common Stock.

On November 2, 2009, a holder of our promissory note converted $25,000 of the principal due on this note into 250,000 shares of Common Stock.

On November 3, 2009, a holder of our promissory note converted $20,000 of the principal due on this note into 959,232 shares of Common Stock.

On November 9, 2009, a holder of our promissory note converted $20,000 of the principal due on this note into 1,122,334 shares of Common Stock.

On November 10, 2009, a holder of our promissory note converted $25,000 of the principal due on this note into 1,250,000 shares of Common Stock.

On November 16, 2009, a holder of our promissory note converted $15,000 of the principal due on this note into 1,063,829 shares of Common Stock.

On November 18, 2009, a holder of our promissory note converted $9,000 of the principal due on this note into 765,306 shares of Common Stock.

On November 19, 2009, a holder of our promissory note converted $25,000 of the principal due on this note into 1,250,000 shares of Common Stock.

On November 20, 2009, a holder of our promissory note converted $2,000 of the principal due on this note into 2,000,000 shares of Common Stock.

On November 30, 2009, a holder of our promissory note converted $9,000 of the principal due on this note into 616,016 shares of Common Stock.

On November 30, 2009, a holder of our promissory note converted $15,000 of the principal due on this note into 1,026,694 shares of Common Stock.

On December 10, 2009, a holder of our promissory note converted $22,000 of the principal due on this note into 2,291,666 shares of Common Stock.

On December 15, 2009, a holder of our promissory note converted $3,500 of the principal due on this note into 3,500,000 shares of Common Stock.

On December 25, 2009, a holder of our promissory note converted $10,000 of the principal due on this note into 2,153,316 shares of Common Stock.

On December 21, 2009, a holder of our promissory note converted $5,000 of the principal due on this note into 5,000,000 shares of Common Stock.

During the 4th Quarter 2009, the Company issued an aggregate of 24,622,428 shares of Common stock to various consultants valued at $.001 per share.

PREFERRED STOCK

During the 4th Quarter 2009, the Company sold 47,000 shares of its Series B Preferred stock to various investors and at a price of $5.00 per share.

During the 4th Quarter 2009, Management agreed to exchange the amounts as owed to them in accrued salaries and liabilities from 2008 and 2009 totaling $914,000 into 1,000,000 shares of its Series B Preferred stock.

Note 6 - Warrants and options

As of December 31, 2009 and 2008, there were 1,665,698 warrants outstanding.

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

Note 8 - Loans and Notes Payable

On January 31, 2008, the Company signed a Promissory Note payable to Frady Zyskind of the TBF Charitable Trust Foundation for $50,000 due on July 31, 2008. The loan accrued an interest at 1.5% per month, or 18% per annum (“Initial Note”).

On each of May 30, 2008, June 30, 2008, July 15, 2008, July 30, 2008, and August 30, 2008, the Company borrowed $25,000, $25,000, $25,000, $25,000, and $10,000, respectfully,  by issuing convertible promissory notes, each payable twelve months from the date of issuance and bearing an interest rate of 10% per annum (“Subsequent Notes”).
The Initial Note and all of the Subsequent Notes were converted into a total of 191,141,923 shares from July 2009-December 2009.

On October 6, 2009, the Company borrowed $25,000 and issued a convertible promissory note payable twelve months from the date of issue and bearing an interest rate of 10% per annum.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into Common shares at a conversion price of $0.001 per share.

On November 3, 2009, the Company borrowed $25,000 and issued a convertible promissory note payable twelve months from the date of issue and bearing an interest rate of 10% per annum.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into Common shares at a conversion price of $0.001 per share.

On November 3, 2009, the Company borrowed $25,000 and issued a convertible promissory note payable twelve months from the date of issue and bearing an interest rate of 10% per annum.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into Common shares at a conversion price of $0.001 per share.

On November 13, 2009, the Company borrowed $40,000 and issued a convertible promissory note payable six months from the date of issue and bearing an interest rate of 12% per annum.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into Common shares at a conversion price determined and pursuant to the average trading volume of the Company’s shares at the time of conversion.

On November 16, 2009, the Company borrowed $20,000 and issued a convertible promissory note payable twelve months from the date of issue and bearing an interest rate of 10% per annum.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into Common shares at a conversion price of $0.001 per share.

On December 29, 2009, the Company borrowed $20,000 and issued a convertible promissory note payable twelve months from the date of issue and bearing an interest rate of 10% per annum.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into Common shares at a conversion price of $0.001 per share.

The Company believes all of the issuances of securities from the convertible promissory notes were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and other available exemptions.

NOTES PAYABLE RELATED CSD

On June 18, 2007, CSD borrowed $250,000 and issued to Frost Bank a promissory note payable in four (4) years and bearing a variable interest rate priced at 1% above the Prime Bank Rate. Pursuant to the Company’s acquisition of CSD, the Company has been making equal monthly payments to Frost Bank in the amount of $5,249.98 per month to pay down this note.

On November 7, 2008, CSD was advised that Frost Bank, who provided a revolving line of credit to CSD, was going to call the total balance owed of $493,248.08 and that the balance was to be paid in three (3) months therefrom. Pursuant to the Company’s acquisition of CSD, the Company has been making equal monthly payments to Frost Bank in the amount of $23,036.59 per month to pay down this note.

On August 1, 2008, CSD borrowed $100,000 and issued a promissory note payable to its President and former shareholder to be made payable in no later than five years from the date of issuance and bearing an interest rate of 10% per annum. The principal balance together with accrued and unpaid interest on the note as of December 31, 2009 was $87,502.02.

Note 9 - MATERIAL SUBSEQUENT EVENTS AND CONTINGENCIES

On October 28, 2009, the Company entered into an agreement to acquire all of the assets of Luxor International, Inc. a privately held company, for $5,000,000.  The terms of the acquisition included the issuance of four million (4,000,000) shares of the Company’s common stock valued at $1.00 per share, plus an additional $1,000,000 in cash. The assets being acquired include approximately 750 works of art expected to have an appraised value of approximately $9 million to $12 million. These works of art will provide the original works from which Artfest will produce Giclee reproductions generating future revenue while retaining ownership of the original works.

The Company issued Luxor 4,000,000 shares in anticipation of the closing of the acquisition, which as of the date of this filing, is still pending the remaining payment of $990,000 in cash. The Company intends to pay this amount over time in an equal monthly payment to be determined by both parties.