Form 10-K/A
period 2009-12-31
ARTFEST INTERNATIONAL INC
filed 2010-04-22
CIK 1168738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, $.001 par value; Preferred Stock, $.001 par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes    ☒No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes    ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes      ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of April 15, 2010, there were 681,079,430 shares of the issuer's $.001 par value common stock issued and outstanding and 3,158,020 shares of the issuer’s $.001 par value preferred stock issued and outstanding.

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

Revenue

Revenue for the year ended December 31, 2009, was $2,470,878, an increase of 1,644.65% as compared to $141,626 for the year ended December 31, 2008. This increase in revenue is largely as a result of our acquisition of Charity Sports Distributors, Inc. (d.b.a. CSD Sports Framing and Memorabilia; “CSD”) during the year ended December 31, 2009.  The Company experienced a Gross Profit margin for the year ended December 31, 2009, of $1,250,483, or 51% of revenues, compared to a profit of $115,255, or 81.38% of revenues, for the same period in 2008.  The decrease in Gross Profit margin was due to our acquisition of CSD during the year ended December 31, 2009 and the additional cost of goods sold that was attributed to CSD.

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

Investing activities

Net cash used by investing activities was $(3,762,841) for the year ended December 31, 2009 compared to $(22,228) used in the same period of 2008. The majority of this increase in investing activities is due to the value of the acquisition of CSD, valued at $3,750,000.

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
Date: April 22, 2010

By: /s/ Anzhelika Tassan
Anzhelika Tassan, Secretary, Chief
Marketing Officer and Director
Date: April 22, 2010

By: /s/ Larry D. Ditto
Larry D. Ditto, Director
Date: April 22, 2010

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

ARTFEST INTERNATIONAL, INC.
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 & 2009
AUDITED

	2009	2008

Cash Flows From Operating Activities
Net income (loss)	$(1,304,136)	$(1,984,260)
Adjustments to reconcile net income (loss) to
net cash (used) provided by operating activities:

Increase in Depreciation	27,970	29,839
(Increase) in Inventory	(149,798)	-
Increase in Rewards Payable	-	-
(Decrease) in Accounts Receivable	38,041	(31,650)
(Decrease) in Accounts Payable and Accrued Expenses	(294,060)	527,326
Intercompany Transactions	(612,591)
Increase in Deferred Revenue	-	-
(Decrease) in Other Assets	13,034	-
(Decrease) in Other Assets	35,303	(21,500)

Net cash (used in) provided by operating activities	(2,246,236)	(1,480,245)

Cash Flows From Investing Activities
		-
Purchase of property, plant and equipment	(6,675)	(22,228)
Increase in Goodwill	(3,756,166)	-

Net cash (used in) provided by investing activities	(3,762,841)	(22,228)

Cash Flows From Financing Activities
Issuance of Common Stock	618,734	135,207
Issuance of Preferred Stock
Decrease in Notes Payable	(334,443)	465,797
Increase in Loans Payable	-	-
Increase in Retained Earnings	-	-
Increase in Contributed Capital	5,578,568	1,075,820

Net cash (used in) provided by financing activities	5,862,859	1,676,825

Net decrease in cash and cash equivalents	(143,120)	1,852

Cash and cash equivalents, Beginning of Period	206,527	315

Cash and cash equivalents, December 31st	$22,630	$2,167

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