Form 10-Q
period 2010-03-31
ARTFEST INTERNATIONAL INC
filed 2010-05-20
CIK 1168738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010

Commission File Number 000-49676

ARTFEST INTERNATIONAL, INC.
Exact name of Registrant as specified in its charter

NEVADA	30-0177020
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

13342 Midway Road, Suite 250, Dallas, TX 75244
(Address of Principal Executive Offices)(Zip Code)

(877) 278-6672
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒

As of May 18, 2010, the registrant had 976,912,763 shares of common stock, $0.001 par value per share, outstanding and 3,188,020 shares of preferred stock, $.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

EUGENE M EGEBERG
CERTIFIED PUBLIC ACCOUNTANT
834 SOUTH MILTON AVENUE
BALTIMORE, MARYLAND  21224
Telephone (410) 218-1711  Fax (410) 374-8121

To the Board of Directors and Stockholders
Artfest International, Inc.
13342 Midway Road
Suite 250
Dallas, TX 75244

Report of Independent Registered Public Accounting Firm

I have audited the Balance Sheet of Artfest International, Inc. as of December 31, 2009 and  have reviewed the Balance Sheet of Artfest International, Inc. for the quarter ended March 31, 2010 and the related Statements of Operations, Stockholders Equity, and Cash Flows for the periods then ended. These interim financial statements are the responsibility of the Company’s management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has had limited operations and has not commenced planned principal operations.  The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern.  Managements plan regarding those matters also are described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Eugene M. Egeberg, C.P.A.
May 18, 2010

ARTFEST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

ASSETS	March 31, 2010	December 31, 2009
Current Assets
Cash and cash equivalents	$74,007	$63,408
Other Current Asset	54,311	60,811
Inventory	1,326,696	1,340,250
Accounts Receivable	464,384	513,556

Total Current Assets	1,919,398	1.978,026

Non-Current Assets
Other Asset	$19,167	$19,167
Goodwill, net of accumulated amortization	3,779,500	3,779,500

Total Non-Current Assets	3,798,667	3,798,667

Property, Plant and Equipment
at cost, net of accumulated depreciation	121,904	52,776

TOTAL ASSETS	$5,839,968	$5,829,468

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and Accrued Liabilities	$764,904	$1,655,633
Current Portion of Notes Payable (Note 8)	703,750	150,650
Deferred Revenue	351,000	351,000
Rewards Payable	-

Total Current Liabilities	1,819,654	2,157,283

Non-current Liabilities
Loans Payable (Note 8)	503,841	493,662

TOTAL LIABILITIES	$2,323,495	$2,650,945

Stockholders' Equity:
Common Stock - $.001 par value - 995,000,000
shares authorized, 558,579,430 issued and
outstanding	$558,579	$117,484
Preferred Stock - $.001 par value - 5,000,000
shares authorized, 3,153,020 issued and
outstanding	3,153	3,099
Additional paid-in capital	8,149,166	7,503,319
Retained earnings (deficit)	(5,194,425)	(4,445,379)

TOTAL STOCKHOLDERS EQUITY	$3,516,474	$3,178,523

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,839,968	$5,829,468

The accompanying notes are an integral part of these financial statements.

ARTFEST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended March 31, 2010	For the three months ended March 31, 2009

Revenue	$852,432	$469,000

Cost of Revenue	392,004	143,054

Gross Profit (Loss)	460,427	325,946

Operating Expenses	1,188,433	355,671

Net Income (Loss) from Operations	(728,005)	(29,725)

Other Income (Expense), Net	(21,041)	310,500

Net Income (Loss)	$(749,046)	$280,775

Weighted average number of common shares
outstanding - basic and fully diluted	117,484,002	181,929,670

Net (Loss) per share - basic and fully diluted	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

ARTFEST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	For the three	For the three
	months ended	months ended
	March 31, 2010	March 31, 2009
Cash Flows From Operating Activities
Net income (loss)	$(749,046)	$280,775

Adjustments to reconcile net income (loss) to
net cash (used) provided by operating activities:

Increase in Depreciation	14,224	4,243
(Increase) in Inventory	13,554	555,210)
Increase in Rewards Payable	-	(54,236)
(Decrease) in Accounts Receivable	49,172	-
(Decrease) in Accounts Payable and Accrued Expenses	(337,628)	332,478
Intercompany Transactions	-
Increase in Deferred Revenue	-	-
(Decrease) in Other Assets	-	-
(Decrease) in Other Assets	6,500	-

Net cash (used) provided by operating activities	(1,003,224)	8,050

Cash Flows From Investing Activities

Purchase of property, plant and equipment	(83,352)	-
Increase in Goodwill	-	-

Net cash used in investing activities	(83,352)	-

Cash Flows From Financing Activities
Issuance of Common Stock	441,095	30,500
Issuance of Preferred Stock
Increase in Notes Payable	10,179	(102,894)
Increase in Loans Payable	-	-
Increase in Retained Earnings	-	-
Increase in Contributed Capital	645,846	62,394

Net cash (used) provided by financing activities	1,097,121	(10,000)

Net decrease in cash and cash equivalents	10,599	(1,950)

Cash and cash equivalents, Beginning of Period	63,408	(2,196)

Cash and cash equivalents, March 31st	$12,247	$(4,146)

The accompanying notes are an integral part of these financial statements.

ARTFEST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 & 2009
(Unaudited)

	PREFERRED SERIES A		PREFERRED SERIES B		COMMON STOCK		Additional		Total
							Paid In	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance	3,099,020	$3,099	0	$-	117,484,002	$117,484	$7,503,319	$(4,445,379)	$3,178,524
December 31, 2009

Issuance of Stock									$-
for acquisition of
subsidiary

Issuance of Stock									$-
for acquisition of
property

Issuance of Stock	54000	$54					$269,946		$270,000
for cash
Issuance of					141,995,430	$141,995			$141,995
Common Stock
for services
Issuance of					299,100,000	$299,100	$375,846	$594,432	$1,269,378
Common Stock
for debt

Stock Split									$-

Conversion of									$-
Preferred Shares

Adjustment									$-
Net Loss								$(749,046)	$(749,046)

Balance March 31, 2010	3,153,020	$3,153	-	$-	558,579,432	$558,579	$8,149,111	$(4,599,993)	$4,110,851

	PREFERRED SERIES A		PREFERRED SERIES B		COMMON STOCK		Additional		Total
							Paid In	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance	-	$-	-	$-	171,438,000	$171,438	$1,329,063	$(3,859,193)	$(2,358,692)
December 31,
2008
Issuance of Stock					27,825,000	27,825	215,175		$243,000
for acquisition of
subsidiary

Issuance of stock									$-
for acquisition of
property

Issuance of Stock									$-
for cash

Issuance of									$-
Common Stock
for services

Issuance of									$-
Common Stock
for debt

Prior Period									$-
Adjustment

Conversion of									$-
Preferred Shares
Net Loss								$280,775	$280,775

Balance March 31, 2009	-	$-	-	$-	199,263,000	$199,263	$1,544,238	$(3,578,418)	$(1,834,917)

ARTFEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
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

On April 21, 2010, the Company formed a wholly owned subsidiary Artfest Direct, Inc. pursuant to Chapter 78 of the Nevada Revised Statutes.

On April 28, 2010, the Board of Directors, upon the consent of the shareholders owning a majority of the shares then issued and outstanding, approved a resolution to amend the Articles of Incorporation of the Company to increase the number of authorized shares to two billion (2,000,000,000), of which one billion nine hundred and ninety five million (1,995,000,000) shares shall be common stock, par value $.001 per share, and five million (5,000,000) shares shall be preferred stock, par value $.001 per share.

Note 2 - Accounting policies and procedures

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2010.

Fixed Assets
Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

Computer equipment	3 years
Office equipment	4 years
Proprietary Software	3 years
Furniture and Fixtures	7 years
Automobiles	5 years
Artwork	Not Depreciated

Property and Equipment consist of the following:
Computer & Video	$22,095
Proprietary software	$81,150
Furniture and Fixtures	$15,662
Furniture and Fixtures – Art	$53,575
Automobiles	$27,900
Less-accumulated depreciation	(118,962)

Total PP&E (net of depreciation)	$121,904

Total Depreciation Expense for the three months ended March 31, 2010 and 2009 were $14,224 and $4,243 respectively.

Intangible Assets
With the acquisition of The Art Channel Inc. on December 28, 2007, the Company Artfest International Inc. acquired the subsidiary with shares of stock whose total value exceeded the net assets of the company being purchased by $29,500.  The excess amount of $28,500 was booked to the parent company (Artfest International Inc.) as Goodwill and listed under “Other Assets/Intangible Assets.”   This is not amortized.

With the acquisition of Charity Sports Distributor, Inc on June 30, 2009, the Company Artfest International Inc. acquired the subsidiary with shares of stock whose total value exceeded the net assets of the company being purchased by $3,750,000.  The excess amount was booked to the parent company (Artfest International Inc.) as Goodwill and listed under “Other Assets/Intangible Assets.”  This is not amortized.

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at March 31, 2010.

Revenue recognition
The Company recognized revenue and gains when earned and related costs of sales and expenses when incurred.

Advertising costs
The Company expenses all costs of advertising as incurred. There were nominal advertising costs included in selling, or general and administrative expenses as of March 31, 2010.

Loss per share
Net loss per share is provided in accordance with ASC Codification Topic 260 Section 99-1 and SFAS No. 128 "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of March 31, 2010.

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

Segment reporting
The Company follows ASC Codification Topic 220 and SFAS No. 130, "Disclosures About segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

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

The Financial Accounting Standards Board (FASB) issued Statement No. 168 – become effective on July 1, 2009 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles which makes the Accounting Standards Codification (ASC) the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The adoption of ASC Topic 105 did not have a material impact on the Company’s financial position, cash flows or result of operations. Other recently issued or adopted accounting pronouncements are not expected to have, or did not have, a material effect on the Company’s operations or financial position.

Stock-Based Compensation
The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure only alternative of ASC Codification Topic 220 and SFAS No. 123, "Accounting for Stock-Based Compensation". Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by ASC Topic 220 and SFAS No. 123.

Year End

The Company has adopted December 31 as its fiscal year end.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $5,194,425 for the period from February 21, 2002 (inception) to March 31, 2010. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount of the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 4 - Income taxes

The Company accounts for income taxes under ASC Codification Topic 740 and SFAS No. 109, "Accounting for Income Taxes”, which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provisions for income taxes differs from the amount computed by applying the statutory federal income tax rate to Income before provision for income taxes. The source and tax effects of the differences are as follows:

U.S. federal statutory rate	34.00%
Valuation reserve	34.00%
Total	0.00%

As of March 31, 2010, the Company has a net operating loss carryforward of approximately $5,194,425 for tax purposes, which will be available to offset future taxable income. This carryforward will expire in various years through 2027.

Note 5 - Stockholders' Equity

As of March 31, 2010, the Company was authorized to issue nine hundred ninety five million (995,000,000) shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

On April 28, 2010, the Board of Directors, upon the consent of the shareholders owning a majority of the shares then issued and outstanding, approved a resolution to amend the Articles of Incorporation of the Company to increase the number of authorized shares to two billion (2,000,000,000), of which one billion nine hundred and ninety five million (1,995,000,000) shares shall be common stock, par value $.001 per share, and five million (5,000,000) shares shall be preferred stock, par value $.001 per share.

As of December 31, 2009, the Company had 117,484,000 shares of its common stock issued and outstanding. During the 1st Quarter of 2010, the Company issued an aggregate of 441,095,430 shares of its common stock without registering the securities under the Securities Act of 1933 providing for a total of 558,579,430 shares of common stock issued and outstanding as of March 31, 2010.  The issuances of common stock are as follows:

On January 25, 2010, a holder of our promissory note converted $2,300 of the principal due on this note into 2,300,000 shares of Common Stock.

On January 26, 2010, a holder of our promissory note converted $1,000 of the principal due on this note into 10,000,000 shares of Common Stock.

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

On February 11, 2010, a holder of our promissory note converted $1,000 of the principal due on this note into 10,000,000 shares of Common Stock.

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

During the 1st Quarter 2010, a holder of our promissory note converted $20,400 of the principal due on this note into 204,000,000 shares of Common Stock.

During the 1st Quarter 2010, the Company issued an aggregate of 141,995,430 shares of Common stock to various consultants valued at $.001 per share.

PREFERRED STOCK

As of December 31, 2009, the Company had 3,099,020 shares of its preferred stock issued and outstanding. During the 1st Quarter of 2010, the Company issued an aggregate of 54,000 shares of its preferred stock providing for a total of 3,153,020 shares of preferred stock issued and outstanding as of March 31, 2010.  The issuances of preferred stock are as follows:

During the 1st Quarter 2010, the Company sold 54,000 shares of its Series B Preferred stock to various investors and at a price of $5.00 per share.

Note 6 - Warrants and options

As of March 31, 2010, there were 1,665,698 warrants outstanding.

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

NOTES PAYABLE RELATED TO CSD

On June 18, 2007, CSD borrowed $250,000 and issued to Frost Bank a promissory note payable in four (4) years and bearing a variable interest rate priced at 1% above the Prime Bank Rate. Pursuant to the Company’s acquisition of CSD, the Company has been making equal monthly payments to Frost Bank in the amount of $5,249.98 per month to pay down this note.

On November 7, 2008, CSD was advised that Frost Bank, who provided a revolving line of credit to CSD, was going to call the total balance owed of $493,248.08 and that the balance was to be paid in three (3) months therefrom. Pursuant to the Company’s acquisition of CSD, the Company has been making equal monthly payments to Frost Bank in the amount of $23,036.59 per month to pay down this note. The principal balance together with accrued and unpaid interest on the note as of March 31, 2010 was $378,983

On August 1, 2008, CSD borrowed $100,000 and issued a promissory note payable to its President and former shareholder to be made payable in no later than five years from the date of issuance and bearing an interest rate of 10% per annum. The principal balance together with accrued and unpaid interest on the note as of March 31, 2010 was $70,210.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

Certain portions of this report, and particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Notes to Consolidated Financial Statements, contain forward-looking statements which represent the Company’s expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements

DESCRIPTION OF OUR BUSINESS

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

Competition
Essentially all home-based businesses and Internet-based marketing opportunities are our competitors as we vie for the attention and resources of a finite number of prospective distributors.  Other direct competition includes direct sales and marketing organizations, such as Mary Kay, Blythe and Tupperware that sell their exclusive products through their direct sales network. Although there is may be nothing that disallows a member of Mary Kay to become a member of Artfest, and vice versa, becoming members of these other similar direct sales companies compete with the members’ time in putting forth efforts in selling art through Artfest. We will also compete with internet based companies that sell artwork via their corporate sites on the internet as well as individual artist’s websites.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

(a) Revenues

The Company generated operating revenues of $852,432 for the three months ended March 31, 2010, an increase of $383,432, or 81.76%, as compared to revenues of $469,000 during the three months ended March 31, 2009. The increase in revenues is mainly attributed to those revenues as received by the Company’s wholly owned subsidiary, CSD and through the sales of its product through IAD’s.

(b) Costs and Expenses

Selling, General and Administrative expenses for the three months ended March 31, 2010 were $1,188,433, an increase of $832,762, or 234.14%, as compared to $355,671 for the three months ended March 31, 2009. The increase is primarily due to expenses attributed to the Company’s wholly owned subsidiary CSD as well as other expenses related to continuous business development, marketing, and other public company related operating expenses.

(c) Depreciation and Amortization

Total Depreciation Expense for the three months ended March 31, 2010 and 2009 were $14,224 and $4,243 respectively.

(d) Net Loss

The Company recorded a net loss of $728,005, and increase of $698,280, or 2349.14%, as compared to the operating net loss of $29,725 during the three months ended March 31, 2009.

Liquidity And Capital Resources

Operating activities

Net cash used by operating activities for the three months ended March 31, 2010 was $1,003,224 compared to $8,050 provided in the three months ended March 31, 2009.  This change was mainly due to the acquisition of CSD and the expansion of Artfest’s overall business development initiatives and operations.

Investing activities

Net cash used by investing activities was $83,352 for the three months ended March 31, 2010 compared to $-0- used in the three months ended March 31, 2009. The majority of this increase in investing activities is due to the purchases of equipment for the expansion of Artfest’s overall business development initiatives and operations.

Financing activities

Net cash provided by financing activities was $1,097,121 for the three months ended March 31, 2010 compared to $10,000 used in the three months ended March 31, 2009.   The increase was primarily a result of increases in various notes payable and equity purchases from investors in the Company’s common and preferred stock.

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

ITEM 3 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — The Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer, who also serves as the Company’s Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of March 31, 2010 in all material respects in (a) causing information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control of Financial Reporting — There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There were no legal proceedings during the three months ended March 31, 2010.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Equity Securities Sold Without Registration

There were no shares of the Company’s common stock issued sold without registration during the three months ended March 31, 2010. The Company sold 54,000 shares of its Preferred Stock at $5.00 per share without registration during the three months ended March 31, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

ITEM 6. EXHIBITS

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artfest International, Inc.

Date: May 20, 2010	By:	/s/ Eddie Vakser
Chairman and CEO (principal executive officer and principal financial officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification by Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification by Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.**

** Filed Herewith
[1] Incorporated by reference to the Company’s filed Form 10SB with the SEC, February, 2002.
[2] Incorporated by reference to the Company’s filed Form 8K with the SEC, November, 2002.
[3] Incorporated by reference to the Company’s filed Form 10KSB with the SEC, for the year ended December 31, 2002.