Form 10-K/A
period 2009-12-31
ARTFEST INTERNATIONAL INC
filed 2010-07-16
CIK 1168738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

As of March 31, 2010, there were 558,579,430 shares of the issuer's $.001 par value common stock issued and outstanding and 3,153,020 shares of the issuer’s $.001 par value preferred stock issued and outstanding.

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

The market penetration will also be dependent upon the success of our Internet marketing.  The creation of a state-of-the-art website which utilizes artist and celebrity name recognition, utilization of search and social media tools to drive traffic, and back-office tools for the AM and IAD will be key to our successful market penetration and dominance. Attraction of key distributors will also significantly impact our growth rate and market penetration. Leaders in the direct sales industry frequently have sales forces that are particularly strong in geographic regions, so their attraction may boost sales in those regions.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Artfest currently leases 52,000 square feet of office and gallery space that houses the Company’s art gallery, production studio, distributor call center area and offices for the Company’s five (5) employees. The Company’s headquarters, referred to as the Expo Center, is located at 13342 Midway Road, Suite 250, Dallas, Texas 75244.

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
Date: July 16, 2010

By: /s/ Anzhelika Tassan
Anzhelika Tassan, Secretary, Chief
Marketing Officer and Director
Date: July 16, 2010

By: /s/ Larry D. Ditto
Larry D. Ditto, Director
Date: July 16, 2010

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