Form 10-Q
period 2010-06-30
ARTFEST INTERNATIONAL INC
filed 2010-08-23
CIK 1168738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2010

Commission File Number 000-49676

ARTFEST INTERNATIONAL, INC.
Exact name of Registrant as specified in its charter

NEVADA	30-0177020
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

13300 Branch View Lane, Dallas, TX 75234
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

As of August 23, 2010, the registrant had 4,583,733,605 shares of common stock, $0.0001 par value per share, outstanding and 3,388,220 shares of preferred stock, $.0001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

EUGENE M EGEBERG
CERTIFIED PUBLIC ACCOUNTANT
834 SOUTH MILTON AVENUE
BALTIMORE, MARYLAND  21224
Telephone (410) 218-1711  Fax (410) 374-8121

To the Board of Directors and Stockholders
Artfest International, Inc.
13342 Midway Road
Suite 250
Dallas, TX 75244

Report of Independent Registered Public Accounting Firm

I have reviewed the Balance Sheet of Artfest International, Inc. as of June 30, 2010 and the related Statements of Operations, Stockholders Equity, and Cash Flows for the three months ended. These interim financial statements are the responsibility of the Company’s management.

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

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with Public Company Accounting Oversight Board (United States) and U.S. Generally Accepted Accounting Principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company’s future is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Eugene M. Egeberg, C.P.A.
August 23, 2010

ARTFEST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

ASSETS
	June 30, 2010	December 31, 2009
Current Assets
Cash and cash equivalents	$76,414	$63,408
Other Current Asset	51,307	60,811
Inventory	1,351,397	1,340,250
Accounts Receivable	398,811	513,556

Total Current Assets	1,877,839	1.978,026

Non-Current Assets
Other Asset	$19,167	$19,167
Goodwill, net of accumulated amortization	3,637,706	3,779,500

Total Non-Current Assets	3,656,873	3,798,667

Property, Plant and Equipment
at cost, net of accumulated depreciation	187,089	52,776

TOTAL ASSETS	$5,721,801	$5,829,468

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and Accrued Liabilities	$913,600	$1,655,633
Current Portion of Notes Payable (Note 8)	747,850	150,650
Deferred Revenue	351,000	351,000
Rewards Payable	-

Total Current Liabilities	2,012,450	2,157,283

Non-current Liabilities
Loans Payable (Note 8)	513,162	493,662

TOTAL LIABILITIES	$2,525,612	$2,650,945

Stockholders' Equity:
Common Stock - $.0001 par value – 9,995,000,000
shares authorized, 2,462,953,303 issued and
outstanding	$246,295	$117,484
Preferred Stock - $.001 par value - 5,000,000
shares authorized, 3,336,020 issued and
outstanding	3,336	3,099
Additional paid-in capital	9,721,945	7,503,319
Retained earnings (deficit)	(6,775,386)	(4,445,379)

TOTAL STOCKHOLDERS EQUITY	$3,196,190	$3,178,523

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,721,801	$5,829,468

The accompanying notes are an integral part of these financial statements.

ARTFEST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the six		For the three
	months ended		months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Revenue	$1,424,412	$167,885	$571,980	$36,900

Cost of Revenue	590,287	1,000	198,283	12,300

Gross Profit (Loss)	834,124	166,885	373,697	24,600

Operating Expenses	2,868,101	849,186	1,679,669	417,389

Net Income (Loss) from Operations	(2,033,977)	(682,301)	(1,305,972)	(392,789)

Other Income (Expense), Net	(10,525)	-	(3,708)	-

Net Income (Loss)	$(2,044,502)	$(682,301)	$(1,309,680)	$(392,789)

Weighted average number of common shares
outstanding - basic and fully diluted	2,462,953,303	369,131,502	2,462,953,303	369,131,502

Net (Loss) per share - basic and fully diluted	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

ARTFEST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	For the six
	months ended
	June 30, 2010	June 30, 2009
Cash Flows From Operating Activities
Net income (loss)	$(2,044,502)	$(392,789)

Adjustments to reconcile net income (loss) to
net cash (used) provided by operating activities:

Increase in Depreciation	14,143	8,486
(Increase) in Inventory	(11,057)	(543,624)
Increase in Rewards Payable	-	-
(Decrease) in Accounts Receivable	111,249	-
(Decrease) in Accounts Payable and Accrued Expenses	(482,743)	965,572
Intercompany Transactions	(30,000)	-
Increase in Deferred Revenue	-	-
(Decrease) in Other Assets	-	-
(Decrease) in Other Assets	13,001	-

Net cash (used) by operating activities	(2,429,909)	37,645

Cash Flows From Investing Activities

Purchase of property, plant and equipment	(148,457)	-
Increase in Goodwill	-	-

Net cash used in investing activities	(148,457)	-

Cash Flows From Financing Activities
Net Changes in Common Stock	128,811	280,000
Issuance of Preferred Stock
Increase in Notes Payable	209,356	(776,480)
Increase in Loans Payable	34,344	-
Increase in Retained Earnings	-	-
Increase in Contributed Capital	2,218,625	451,894

Net cash used in financing activities	2,591,135	(44,586)

Net decrease in cash and cash equivalents	13,006	(6,941)

Cash and cash equivalents, Beginning of Period	63,408	(2,196)

Cash and cash equivalents, June 30th	$61,068	$(9,137)

The accompanying notes are an integral part of these financial statements.

ARTFEST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
 (Unaudited)
	PREFERRED SERIES A		PREFERRED SERIES B		COMMON STOCK		Additional		Total
							Paid In	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance	3,099,020	$3,099	0	$-	117,484,002	$117,484	$7,503,319	$(4,445,379)	$3,178,524
December 31, 2009

Issuance of Stock									$-
for acquisition of
subsidiary

Issuance of Stock									$-
for acquisition of
property

Issuance of Stock	237,000	$237					$1,184,763		$1,185,000
for cash
Issuance of					1,412,495,430	$141,250	$558,941	$(285,505)	$414,686
Common Stock
for services
Issuance of					932,973,873	$93,297	$369,186		$462,483
Common Stock
for debt

Stock Split									$-

Conversion of									$-
Preferred Shares

Adjustment ( par value amendment)						(105,736)	105,736		$-
Net Loss								$(2,044,502)	$(2,044,502)

Balance June 30, 2010	3,336,020	$3,336	-	$-	2,462,953,305	$246,295	$9,721,945	$(6,775,386)	$3,196,191
The accompanying notes are an integral part of these financial statements.

ARTFEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
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

On April 21, 2010, the Company formed a wholly owned subsidiary Artfest Direct, Inc. pursuant to Chapter 78 of the Nevada Revised Statutes. The authorized capital stock of Artfest Direct consists of 500,000,000 shares of Common Stock, with a par value of $.0001 per share, of which 17,630,000 shares are issued and outstanding with the majority of the shares, or 84.6%, issued to Artfest International, Inc.

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

On June 21, 2010, the Board of Directors, upon the consent of the shareholders owning a majority of the shares then issued and outstanding, approved a resolution to amend the Articles of Incorporation of the Company to increase the number of authorized shares to ten billion (10,000,000,000), of which nine billion nine hundred and ninety five million (9,995,000,000) shares were designated as common stock, par value $.0001 per share, and five million (5,000,000) shares were designated as preferred stock, par value $.0001 per share.

Note 2 - Accounting policies and procedures

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2010.

Fixed Assets
Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

Computer equipment	3 years
Office equipment	4 years
Proprietary Software	3 years
Furniture and Fixtures	7 years
Automobiles	5 years
Artwork	Not Depreciated

Property and Equipment consist of the following:
Computer & Video	$41,907
Proprietary software	$181,150
Furniture and Fixtures	$15,662
Furniture and Fixtures – Art	$53,575
Automobiles	$27,900
Less-accumulated depreciation	(133,105)

Total PP&E (net of depreciation)	$187,089

Total Depreciation Expense for the six months ended June 30, 2010 was $14,143.

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

With the acquisition of Charity Sports Distributor, Inc. on June 30, 2009, the Company acquired the subsidiary with shares of stock whose total value exceeded the net assets of the company being purchased by $3,750,000.  The excess amount was booked to the parent company (Artfest International Inc.) as Goodwill and listed under “Other Assets/Intangible Assets.”  This is not amortized.

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at June 30, 2010.

Revenue recognition
The Company recognized revenue and gains when earned and related costs of sales and expenses when incurred.

Advertising costs
The Company expenses all costs of advertising as incurred. There were nominal advertising costs included in selling, or general and administrative expenses as of June 30, 2010.

Loss per share
Net loss per share is provided in accordance with ASC Codification Topic 260 Section 99-1 and SFAS No. 128 "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of June 30, 2010.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2010 and 2009 respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximated fair values or they are payable on demand.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $6,775,386 for the period from February 21, 2002 (inception) to June 30, 2010. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount of the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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
As of June 30, 2010, the Company has a net operating loss carryforward of approximately $6,775,386 for tax purposes, which will be available to offset future taxable income. This carryforward will expire in various years through 2027.

Note 5 - Stockholders' Equity

As of March 31, 2010, the Company was authorized to issue nine hundred ninety five million (995,000,000) shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

On April 28, 2010, the Board of Directors, upon the consent of the shareholders owning a majority of the shares then issued and outstanding, approved a resolution to amend the Articles of Incorporation of the Company to increase the number of authorized shares to two billion (2,000,000,000), of which one billion nine hundred and ninety five million (1,995,000,000) shares were designated as common stock, par value $.001 per share, and five million (5,000,000) shares were designated as preferred stock, par value $.001 per share.

On June 21, 2010, the Board of Directors, upon the consent of the shareholders owning a majority of the shares then issued and outstanding, approved a resolution to amend the Articles of Incorporation of the Company to increase the number of authorized shares to ten billion (10,000,000,000), of which nine billion nine hundred and ninety five million (9,995,000,000) shares were designated as common stock, par value $.0001 per share, and five million (5,000,000) shares were designated as preferred stock, par value $.0001 per share.

As of March 31, 2010, the Company had 558,579,430 shares of its common stock issued and outstanding. During the 2nd Quarter of 2010, the Company issued an aggregate of 1,904,373,873 shares of its common stock without registering the securities under the Securities Act of 1933 providing for a total of 2,462,953,303 shares of common stock issued and outstanding as of June 30, 2010.  The issuances of common stock are as follows:

On April 12, 2010, a holder of our promissory note converted $12,500 of the principal due on this note into 12,500,000 shares of Common Stock.

On April 13, 2010, a holder of our promissory note converted $4,000 of the principal due on this note into 40,000,000 shares of Common Stock.

On April 21, 2010, a holder of our promissory note converted $4,000 of the principal due on this note into 40,000,000 shares of Common Stock.

On April 26, 2010, a holder of our promissory note converted $12,500 of the principal due on this note into 12,500,000 shares of Common Stock.

On April 30, 2010, a holder of our promissory note converted $4,000 of the principal due on this note into 40,000,000 shares of Common Stock.

On May 3, 2010, a holder of our promissory note converted $25,000 of the principal due on this note into 25,000,000 shares of Common Stock.

On May 21, 2010, a holder of our promissory note converted $20,000 of the principal due on this note into 20,000,000 shares of Common Stock.

On June 3, 2010, a holder of our promissory note converted $10,000 of the principal due on this note into 100,000,000 shares of Common Stock.

On June 16, 2010, a holder of our promissory note converted $10,000 of the principal due on this note into 100,000,000 shares of Common Stock.

On June 22, 2010, a holder of our promissory note converted $20,000 of the principal and interest due on this note into 53,873,873 shares of Common Stock.

On June 28, 2010, a holder of our promissory note converted $19,000 of the principal due on this note into 190,000,000 shares of Common Stock.

During the 2nd Quarter 2010, the Company issued an aggregate of 1,270,500,000 shares of Common stock to various consultants valued between $.001 and $.0001 per share.

PREFERRED STOCK

As of March 31, 2010, the Company had 3,153,020 shares of its preferred stock issued and outstanding. During the 2nd Quarter of 2010, the Company issued an aggregate of 183,000 shares of its preferred stock providing for a total of 3,336,020 shares of preferred stock issued and outstanding as of June 30, 2010.  The issuances of preferred stock are as follows:

During the 2nd Quarter 2010, the Company sold 183,000 shares of its Series A Preferred stock to various investors and at a price of $5.00 per share for total consideration of $915,000.

Note 6 - Warrants and options

As of June 30, 2010, there were 1,665,698 warrants outstanding.

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

On October 6, 2009, the Company borrowed $25,000 and issued a convertible promissory note payable twelve months from the date of issue and bearing an interest rate of 10% per annum.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into Common shares at a conversion price of $0.001 per share. The holder of this Note converted the entire outstanding principal into 25,000,000 shares of the Company’s common shares.

On November 3, 2009, the Company borrowed $25,000 and issued a convertible promissory note payable twelve months from the date of issue and bearing an interest rate of 10% per annum.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into Common shares at a conversion price of $0.001 per share. The holder of this Note converted the entire outstanding principal into 25,000,000 shares of the Company’s common shares.

On November 13, 2009, the Company borrowed $40,000 and issued a convertible promissory note payable six months from the date of issue and bearing an interest rate of 12% per annum.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into Common shares at a conversion price determined and pursuant to the average trading volume of the Company’s shares at the time of conversion. The holder of this Note converted the entire outstanding principal and interest into 53,873,873 shares of the Company’s common shares.

On November 16, 2009, the Company borrowed $20,000 and issued a convertible promissory note payable twelve months from the date of issue and bearing an interest rate of 10% per annum.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into Common shares at a conversion price of $0.001 per share. The holder of this Note converted the entire outstanding principal into 20,000,000 shares of the Company’s common shares.

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

On April 13, 2010, the Company borrowed $100,000 and issued a convertible promissory note payable twelve (12) months from the date of issue and bearing an interest rate of 10% per annum.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into Common shares at a conversion price determined and pursuant to the average trading volume of the Company’s shares at the time of conversion.

On April 16, 2010, the Company borrowed $50,000 and issued a convertible promissory note payable six months from the date of issue and bearing an interest rate of 12% per annum.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into Common shares at a conversion price determined and pursuant to the average trading volume of the Company’s shares at the time of conversion.

The Company believes all of the issuances of securities from the convertible promissory notes were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and other available exemptions.

SUBSEQUENT EVENTS:

On July 29, 2010, the Company borrowed $47,000 and issued a convertible promissory note payable six months from the date of issue and bearing an interest rate of 12% per annum.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into Common shares at a conversion price determined and pursuant to the average trading volume of the Company’s shares at the time of conversion.

On August 1, 2010, the Company entered into a ten (10) year Sublease Agreement and leased its new studio and production facilities located at 13300 Branch View Lane in Dallas, TX. Concurrently, the Company executed and issued to the Lessor a convertible promissory note in the amount of $272,396 in order to cover the first six (6) months of rent, the security deposit, and to allow for a budget for leasehold improvements. The convertible promissory note is made payable six months from the date of issue and bearing an interest rate of 10% per annum.  On or before the maturity date, upon written notice to the Company, the Lessor may elect to convert the principal amount of this Note into Common shares at a conversion price determined and pursuant to the average trading volume of the Company’s shares at the time of conversion.

NOTES PAYABLE RELATED TO CSD

On June 18, 2007, CSD borrowed $250,000 and issued to Frost Bank a promissory note payable in four (4) years and bearing a variable interest rate priced at 1% above the Prime Bank Rate. Pursuant to the Company’s acquisition of CSD, the Company has been making equal monthly payments to Frost Bank in the amount of $5,249.98 per month to pay down this note. The principal balance together with accrued and unpaid interest on the note as of June 30, 2010 was $54,585.

On November 7, 2008, CSD was advised that Frost Bank, who provided a revolving line of credit to CSD, was going to call the total balance owed of $493,248.08 and that the balance was to be paid in three (3) months therefrom. Pursuant to the Company’s acquisition of CSD, the Company has been making equal monthly payments to Frost Bank in the amount of $23,036.59 per month to pay down this note. The principal balance together with accrued and unpaid interest on the note as of June 30, 2010 was $354,983.

On August 1, 2008, CSD borrowed $100,000 and issued a promissory note payable to its President and former shareholder to be made payable in no later than five years from the date of issuance and bearing an interest rate of 10% per annum. The principal balance together with accrued and unpaid interest on the note as of June 30, 2010 was $68,322.

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

The Company operates and markets itself through four (4) distinct sales channels which are associated with the following high quality and reputation orientated brands:

Artfest DIRECT – Direct-Sales Model
Artfest Direct™, our majority owned subsidiary, is our direct-sales Internet-based company where Associate Members and Independent Art Dealers can buy, sell, and trade limited edition signed and numbered fine art and collectibles.  Membership is free and Associate Members will be able to create their own website which will bear our brand name.  People who become Associate Members will have full support from us, including help setting up their own website, utilizing our software which allows the Associate Member to utilize a global debit card system, and place and fulfill orders for limited edition signed and numbered fine art, collectables, and sports memorabilia collectibles from customers. Fine art is available in high quality and popular formats including Giclée, lithography, and serigraph, which uses a stencil to create sharp lines upon the medium. Associate Members can become Independent Art Dealers if they decide to build a business opportunity and grow their business through both direct sales and through other Member teams. You can visit Artfest Direct on the web at www.artfestdirect.com.

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

Results of Operations

Three Months Ended June 30, 2010 compared to Three Months Ended June 30, 2009

Revenues. The Company generated operating revenues of $571,980 for the three months ended June 30, 2010, representing an increase of $535,080, or  1450%, as compared to revenues of $36,900 during the three months ended June 30, 2009. The increase in revenues is mainly attributed to those revenues as received by the Company’s wholly owned subsidiary, CSD and through the sales of its product through IAD’s.

Selling, General and Administrative Expenses (“SG&A). Our SG&A for the three months ended June 30, 2010 were $1,679,669, an increase of $1,262,280, or 302%, as compared to $417,389 for the three months ended June 30, 2009. The increase is primarily due to expenses attributed to the Company’s wholly owned subsidiary CSD as well as other expenses related to continuous business development, marketing, and other public company related operating expenses.

 Net Income (Loss). The Company recorded a net loss from operations of $1,305,972, and increase of $913,183, or 232%, as compared to the operating net loss from operations of $392,789 during the three months ended June 30, 2009.

Six Months Ended June 30, 2010 compared to Six Months Ended June 30, 2009

Revenues. The Company generated operating revenues of $1,424,412 for the six months ended June 30, 2010, representing an increase of $1,256,527, or 748%, as compared to revenues of $167,885 during the six months ended June 30, 2009. The increase in revenues is mainly attributed to those revenues as received by the Company’s wholly owned subsidiary, CSD and through the sales of its product through IAD’s.

Selling, General and Administrative Expenses (“SG&A). Our SG&A for the six months ended June 30, 2010 were $2,868,101, an increase of $2,018,915, or 238%, as compared to $849,186 for the six months ended June 30, 2009. The increase is primarily due to expenses attributed to the Company’s wholly owned subsidiary CSD as well as other expenses related to continuous business development, marketing, and other public company related operating expenses.

 Net Income (Loss). The Company recorded a net loss from operations of $2,033,977, and increase of $1,351,676, or 198%, as compared to the operating net loss of $682,301 during the six months ended June 30, 2009.

Liquidity And Capital Resources

Operating activities

Net cash used by operating activities for the six months ended June 30, 2010 was $2,429,909 compared to $37,645 provided in the six months ended June 30, 2009.  This change was mainly due to the acquisition of CSD and the expansion of Artfest’s overall business development initiatives and operations.

Investing activities

Net cash used by investing activities was $148,457 for the six months ended June 30, 2010 compared to $-0- used in the six months ended June 30, 2009. The majority of this increase in investing activities is due to the purchases of equipment for the expansion of Artfest’s overall business development initiatives and operations.

Financing activities

Net cash provided by financing activities was $2,591,135 for the six months ended June 30, 2010 compared to $44,586 used in the six months ended June 30, 2009.   The increase was primarily a result of increases in various notes payable and equity purchases from investors in the Company’s common and preferred stock.

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

ITEM 3 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — The Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer, who also serves as the Company’s Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of June 30, 2010 in all material respects in (a) causing information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control of Financial Reporting — There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There were no legal proceedings during the three months ended June 30, 2010.

On July 23, 2010, Mr. Steven Rash, filed a lawsuit in the State of Texas against Artfest International seeking monies owed for services rendered while employed at Artfest from 2008 to 2009. As of the date of this report, Artfest has retained counsel and is working with them to investigate the matter and develop a plan to remedy the issue.

On August 6, 2010, Parker Midway, LP, Artfest’s former landlord (“Parker”), filed suit in the District Court of Dallas County, Texas against Artfest for its alleged breach of its Lease Contract. Artfest entered into a forty (40) month Lease Agreement with Parker in April, 2009. The suit states that Artfest had vacated the premises prior to the end of the lease term and failed to make payments due under the lease constituting a default and breach of the lease. Artfest contends that the lease was amended to provide for a month-to-month lease in early 2010 and that there was no further obligation to Parker. As of the date of this report, Artfest has retained counsel and is working with them to investigate the matter and develop a plan to remedy the issue.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Equity Securities Sold Without Registration

There were no shares of the Company’s common stock issued sold without registration during the three months ended June 30, 2010. The Company sold 183,000 shares of its Preferred Stock at $5.00 per share without registration during the three months ended June 30, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artfest International, Inc.

Date: August 23, 2010	By:	/s/ Eddie Vakser
Chairman and CEO (principal executive officer and principal financial officer)