Form 10-Q/A
period 2009-03-31
ARTFEST INTERNATIONAL INC
filed 2010-09-30
CIK 1168738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-49676

ARTFEST INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	03-0390855
(State or jurisdiction of incorporation	(IRS Employer Identification
or organization)	No.)

13342 Midway Road, Suite 250 Dallas, TX	75244
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number:  1-877-278-6672

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

ITEM 1.LEGAL PROCEEDINGS.

There were no legal proceedings during the three months ended March 31, 2009.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Equity Securities Sold Without Registration

There were no securities issued without registration during the three months ended March 31, 2009

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — The Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as definedin Rule 13a-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer, who also serves as the Company’s Chief Financial Officer,concluded that our disclosure controls and procedures are effective as of March 31, 2009 in all material respects in (a) causing information required to be disclosed by us in reports thatwe file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Securities and ExchangeCommission’s rules and forms and (b) causing such information to be accumulated and communicated to our management as appropriate to allow timely decisions regarding requireddisclosure.

Changes in Internal Control of Financial Reporting — There have been no changes in our internal control over financial reportingthat occurred during the quarter ended March 31,2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 6.OTHER INFORMATION.

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

ITEM 7. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artfest International, Inc.

Date: September 30, 2009	By:	/s/ Eddie Vakser
Chairman and CEO (principal executive officer and principal financial officer)

ITEM 6. EXHIBITS ANDREPORTS ON FORM 8-K.

EXHIBIT INDEX

Number	Description
3.1 3.2 3.3	Articles of Incorporation [1] Articles of Amendment of the Articles of Incorporation [3] Bylaws [1]
10.1 10.2	Agreement and Plan of Reorganization, Soldnet, Inc. and Artfest, Inc. [2] Loan Agreement (form) with Promissory Note (form), December, 2005 [3]
31 ** 32 **	Certifications pursuant to Sarbanes - Oxley Act of 2002 Certifications of Officers pursuant to Section 1350, of the Sarbanes - Oxley Act of 2002
** Filed Herewith
[1] Incorporated by reference to the Company’s filed Form 10SB with the SEC, February, 2002.
[2] Incorporated by reference to the Company’s filed Form 8K with the SEC, November, 2002.
[3] Incorporated by reference to the Company’s filed Form 10KSB with the SEC, for the year ended  December 31, 2002.