Form 10-Q
period 2010-09-30
ARTFEST INTERNATIONAL INC
filed 2010-11-22
CIK 1168738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2010

Commission File Number 000-49676

ARTFEST INTERNATIONAL, INC.
Exact name of Registrant as specified in its charter

NEVADA	30-0177020
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	No.)

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

As of November 22, 2010, the registrant had 10,540,554 shares of common stock, $0.0001 par value per share, outstanding and 3,419,520 shares of preferred stock, $.0001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

EUGENE M EGEBERG
CERTIFIED PUBLIC ACCOUNTANT
834 SOUTH MILTON AVENUE
BALTIMORE, MARYLAND  21224
Telephone (410) 218-1711  Fax (410) 374-8121

To the Board of Directors and Stockholders
Artfest International, Inc.
13300 Branch View Lane
Dallas, TX 75234

Report of Independent Registered Public Accounting Firm

I have reviewed the Balance Sheet of Artfest International, Inc. as of September 30, 2010 and the related Statements of Operations, Stockholders Equity, and Cash Flows for the three months ended. These interim financial statements are the responsibility of the Company’s management.

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

Eugene M. Egeberg, C.P.A.
September 30th, 2010

ARTFEST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

ASSETS
	Sept 30, 2010	December 31, 2009
Current Assets
Cash and cash equivalents	$76,414	$63,408
Other Current Asset	51,307	60,811
Inventory	1,351,397	1,340,250
Accounts Receivable	398,811	513,556

	1,877,839	1.978,026

Non-Current Assets
Other Asset	$19,167	$19,167
Goodwill, net of accumulated amortization	3,637,706	3,779,500

	3,656,873	3,798,667

Property, Plant and Equipment
at cost, net of accumulated depreciation	187,089	52,776

TOTAL ASSETS	$5,721,801	$5,829,468

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and Accrued Liabilities	$913,600	$1,655,633
Current Portion of Notes Payable (Note 8)	747,850	150,650
Deferred Revenue	351,000	351,000
Rewards Payable	-

	2,012,450	2,157,283

Non-current Liabilities
Loans Payable (Note 8)	513,162	493,662

TOTAL LIABILITIES	$2,525,612	$2,650,945

Stockholders' Equity:
Common Stock - $.0001 par value – 9,995,000,000
shares authorized, 2,462,953,303 issued and
outstanding	$246,295	$117,484
Preferred Stock - $.001 par value - 5,000,000
shares authorized, 3,336,020 issued and
outstanding	3,336	3,099
Additional paid-in capital	9,721,945	7,503,319
Retained earnings (deficit)	(6,775,386)	(4,445,379)

TOTAL STOCKHOLDERS EQUITY	$3,196,190	$3,178,523

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,721,801	$5,829,468

The accompanying notes are an integral part of these financial statements.

ARTFEST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the nine		For the three
	months ended		months ended
	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009

Revenue	$1,424,412	$167,885	$571,980	$36,900

Cost of Revenue	590,287	1,000	198,283	12,300

Gross Profit (Loss)	834,124	166,885	373,697	24,600

Operating Expenses	2,868,101	849,186	1,679,669	417,389

Net Income (Loss) from Operations	(2,033,977)	(682,301)	(1,305,972)	(392,789)

Other Income (Expense), Net	(10,525)	-	(3,708)	-

Net Income (Loss)	$(2,044,502)	$(682,301)	$(1,309,680)	$(392,789)

Weighted average number of common shares
outstanding - basic and fully diluted	2,462,953,303	369,131,502	2,462,953,303	369,131,502

Net (Loss) per share - basic and fully diluted	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

ARTFEST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	For the nine
	months ended
	Sept. 30, 2010	Sept. 30, 2009
Cash Flows From Operating Activities
Net income (loss)	$(2,044,502)	$(392,789)

Adjustments to reconcile net income (loss) to
net cash (used) provided by operating activities:

Increase in Depreciation	14,143	8,486
(Increase) in Inventory	(11,057)	(543,624)
Increase in Rewards Payable	-	-
(Decrease) in Accounts Receivable	111,249	-
(Decrease) in Accounts Payable and Accrued Expenses	(482,743)	965,572
Intercompany Transactions	(30,000)	-
Increase in Deferred Revenue	-	-
(Decrease) in Other Assets	-	-
(Decrease) in Other Assets	13,001	-

Net cash (used) by operating activities	(2,429,909)	37,645

Cash Flows From Investing Activities

Purchase of property, plant and equipment	(148,457)	-
Increase in Goodwill	-	-

Net cash used in investing activities	(148,457)	-

Cash Flows From Financing Activities
Net Changes in Common Stock	128,811	280,000
Issuance of Preferred Stock
Increase in Notes Payable	209,356	(776,480)
Increase in Loans Payable	34,344	-
Increase in Retained Earnings	-	-
Increase in Contributed Capital	2,218,625	451,894

Net cash used in financing activities	2,591,135	(44,586)

Net decrease in cash and cash equivalents	13,006	(6,941)

Cash and cash equivalents, Beginning of Period	63,408	(2,196)

Cash and cash equivalents, June 30th	$61,068	$(9,137)

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

ARTFEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
Sept 30, 2010
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

On September 22, 2010, the Board of Directors, upon the consent of the shareholders owning a majority of the shares then issued and outstanding, approved a resolution to amend the Articles of Incorporation of the Company to increase the number of authorized shares to twenty billion (20,000,000,000), of which nineteen billion nine hundred and ninety five million (19,995,000,000) shares were designated as common stock, par value $.0001 per share, and five million (5,000,000) shares were designated as preferred stock, par value $.0001 per share.

On November 4, 2010, the Board of Directors approved a 1-for-24,000 reverse split of its common stock. The reverse stock split was effective on November 16, 2010 and the Company’s common stock began trading on a post-reverse split basis under the trading symbol “ARTSD.” The reverse stock split reduced the number of outstanding shares of the Company’s common stock from 11,973,566,937 to 498,899. Corresponding proportional adjustments were also made to any outstanding stock options previously issued by the Company.

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

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at September 30, 2010.

Revenue recognition
The Company recognized revenue and gains when earned and related costs of sales and expenses when incurred.

Advertising costs
The Company expenses all costs of advertising as incurred. There were nominal advertising costs included in selling, or general and administrative expenses as of September 30, 2010.

Loss per share
Net loss per share is provided in accordance with ASC Codification Topic 260 Section 99-1 and SFAS No. 128 "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of September 30, 2010.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2010 and 2009 respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximated fair values or they are payable on demand.

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

Dividends
The Company has issued dividends for all the shareholders of record date of April 15th,2010. The dividends were paid with the shares of Artfest Direct Inc, ( an Artfest International wholly owned subsidiary.) The certificate holders of Artfest International shares, were issued certificates of Artfest Direct Inc. Shares held in the street names were sent to Cede and Co for distribution.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $6,775,386 for the period from February 21, 2002 (inception) to September 30, 2010. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount of the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

As of September 30, 2010, the Company has a net operating loss carryforward of approximately $6,775,386 for tax purposes, which will be available to offset future taxable income. This carryforward will expire in various years through 2027.

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

On September 22, 2010, the Board of Directors, upon the consent of the shareholders owning a majority of the shares then issued and outstanding, approved a resolution to amend the Articles of Incorporation of the Company to increase the number of authorized shares to twenty billion (20,000,000,000), of which nineteen billion nine hundred and ninety five million (19,995,000,000) shares were designated as common stock, par value $.0001 per share, and five million (5,000,000) shares were designated as preferred stock, par value $.0001 per share.

On November 4, 2010, the Board of Directors approved a 1-for-24,000 reverse split of its common stock. The reverse stock split was effective on November 16, 2010 and the Company’s common stock began trading on a post-reverse split basis under the trading symbol “ARTSD.” The reverse stock split reduced the number of outstanding shares of the Company’s common stock from 11,973,566,937 to 498,899. Corresponding proportional adjustments were also made to any outstanding stock options previously issued by the Company.

As of June 30, 2010, the Company had 2,462,953,303 shares of its common stock issued and outstanding. During the 3rd Quarter of 2010, the Company issued an aggregate of 7,665,280,301shares of its common stock without registering the securities under the Securities Act of 1933 providing for a total of 10,130,233,604 shares of common stock issued and outstanding as of June 30, 2010.  The issuances of common stock are as follows:

On July 13, 2010, a holder of our promissory note converted $12,500 of the principal due on this note into 94,696,970 shares of Common Stock.

On July 17, 2010, a holder of our promissory note converted $7,500 of the principal due on this note into 52,083,333 shares of Common Stock.

On August 16, 2010, a holder of our promissory note converted $12,500 of the principal due on this note into 125,000,000 shares of Common Stock.

On September 7, 2010, a holder of our promissory note converted $14,900 of the principal due on this note into 248,333,333 shares of Common Stock.

On September 16, 2010, a holder of our promissory note converted $10,000 of the principal due on this note into 333,333,333 shares of Common Stock.

On September 23, 2010, a holder of our promissory note converted $11,800 of the principal due on this note into 393,333,333 shares of Common Stock.

On September 24, 2010, a holder of our promissory note converted $10,000 of the principal due on this note into 443,333,333 shares of Common Stock.

During the 3rd Quarter 2010, the Company converted $________ of debt into ____________shares of Common stock to related note holders at values between $.001 and $.0001 per share

During the 3nd Quarter 2010, the Company issued an aggregate of _________________ shares of Common stock to various consultants valued between $.001 and $.0001 per share.

PREFERRED STOCK

As of June 30, 2010, the Company had 3,336,020 shares of its preferred stock issued and outstanding. During the 3rd Quarter of 2010, the Company issued an aggregate of 83,500 shares of its preferred stock providing for a total of 3,419,520 shares of preferred stock issued and outstanding as of September 30, 2010.  The issuances of preferred stock are as follows:

During the 3rd Quarter 2010, the Company sold 83,500 shares of its Series A Preferred stock to various investors and at a price of $5.00 per share for total consideration of $417,500.

Note 6 - Warrants and options

As of September 30, 2010, there were 41,665,698 warrants outstanding.

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

On August 20, 2010, the Company borrowed $10,000 and issued a convertible promissory note payable six months from the date of issue and bearing an interest rate of 10% per annum.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into Common shares at a conversion price determined and pursuant to the average trading volume of the Company’s shares at the time of conversion.

On September 06, 2010, the Company borrowed $10,000 and issued a convertible promissory note payable six months from the date of issue and bearing an interest rate of 10% per annum.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into Common shares at a conversion price determined and pursuant to the average trading volume of the Company’s shares at the time of conversion.

On September 20, 2010, the Company borrowed $10,000 and issued a convertible promissory note payable six months from the date of issue and bearing an interest rate of 10% per annum.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into Common shares at a conversion price determined and pursuant to the average trading volume of the Company’s shares at the time of conversion.

Stokes Notes Payable at 12% interest.

NOTES PAYABLE RELATED TO CSD

On June 18, 2007, CSD borrowed $250,000 and issued to Frost Bank a promissory note payable in four (4) years and bearing a variable interest rate priced at 1% above the Prime Bank Rate. Pursuant to the Company’s acquisition of CSD, the Company has been making equal monthly payments to Frost Bank in the amount of $5,249.98 per month to pay down this note. The principal balance together with accrued and unpaid interest on the note as of September 30, 2010 was $54,585.

On November 7, 2008, CSD was advised that Frost Bank, who provided a revolving line of credit to CSD, was going to call the total balance owed of $493,248.08 and that the balance was to be paid in three (3) months therefrom. Pursuant to the Company’s acquisition of CSD, the Company has been making equal monthly payments to Frost Bank in the amount of $23,036.59 per month to pay down this note. The principal balance together with accrued and unpaid interest on the note as of September 30, 2010 was $354,983.

On August 1, 2008, CSD borrowed $100,000 and issued a promissory note payable to its President and former shareholder to be made payable in no later than five years from the date of issuance and bearing an interest rate of 10% per annum. The principal balance together with accrued and unpaid interest on the note as of September 30, 2010 was $68,322.

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

The Company currently utilizes the following sales strategies:

1.	Direct Marketing and Sales: We utilize an Associate Member and IAD Compensation System modeled after companies like Home Interiors, Tupperware, Pampered Chef, Mona Vie, Herbalife and Avon.

2.
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

• RFID: Due to the large amount of fraud and falsification of authenticity in the collectables and art community, Artfest has developed a state of the art RFID technology that enables Artfest to validate reproduction numbers, replace damaged goods, and prove provenance. Artfest intends to roll out its RFID technology on all of its products in the 4th Quarter 2010.

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

Results of Operations

Three Months Ended September 30, 2010 compared to Three Months Ended September 30, 2009

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

Nine Months Ended September 30, 2010 compared to Nine Months Ended September 30, 2009

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

ITEM 3 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — The Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer, who also serves as the Company’s Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of September 30, 2010 in all material respects in (a) causing information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control of Financial Reporting — There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Equity Securities Sold Without Registration

There were no shares of the Company’s common stock issued sold without registration during the three months ended September 30, 2010. The Company sold _________ shares of its Preferred Stock at $5.00 per share without registration during the three months ended September 30, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

ITEM 6. EXHIBITS

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artfest International, Inc.
Date: November 22, 2010	By: /s/ Eddie Vakser
Chairman and CEO (principal executive officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.