Form 10-Q/A
period 2010-09-30
ARTFEST INTERNATIONAL INC
filed 2010-11-24
CIK 1168738

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

Eugene M. Egeberg, C.P.A.
November 22, 2010

ARTFEST INTERNATIONAL, INC.
BALANCE SHEET
SEPTEMBER 30, 2010
UN-AUDITED

	Artfest International, Inc.	Art Channel, Inc.	CSD
ASSETS	September 30, 2010	September 30, 2010	September 30, 2010
Current Assets
Cash and cash equivalents	$22,096	$5,581	$70,573
Other Current Asset	227,024	-	41,310
Inventory	312,300	10,000	976,577
Accounts Receivable	-	351,000	5,595

Total Current Assets	561,421	366,581	1,094,055

Non-Current Assets
Other Asset	$-	$-	$19,167
Goodwill, net of accumulated amortization	3,779,500	-	(141,794)

Total Non-Current Assets	3,779,500	-	(122,627)

Property, Plant and Equipment
at cost, net of accumulated depreciation	135,742	57,091	-

TOTAL ASSETS	$4,476,663	$423,672	$971,428

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and Accrued Liabilities	$286,167	$58,270	$645,866
Current Portion of Notes Payable (Note 8)	670,429	361,010	-
Due To (From) Affiliates	(1,594,812)	1,339,202	255,609
Deferred Revenue	-	351,000	-
Rewards Payable	-	-	-

Total Current Liabilities	(638,215)	2,109,483	901,475

Non-current Liabilities
Loans Payable and Other LT Payables (Note 8)	351,241	-	96,451

TOTAL LIABILITIES	$(286,974)	$2,109,483	$997,926

Stockholders' Equity:
Common Stock - $.0001 par value - 9,995,000,000
shares authorized, 2,462,953,303 issued and
outstanding	$2,462,953	$-	$-
Preferred Stock - $.0001 par value - 5,000,000
shares authorized, 3,336,020 issued and
outstanding	3,153	-	-
Additional paid-in capital	8,113,364	-	-
Shareholder Distribution	-	-	-
Retained earnings (deficit)	(5,816,016)	(1,685,810)	(26,498)

TOTAL STOCKHOLDERS EQUITY	$4,763,454	$(1,685,810)	$(26,498)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,476,480	$423,672	$971,428

The accompanying notes are an integral part of these financial statements.

ARTFEST INTERNATIONAL, INC.
STATEMENT OF INCOME AND EXPENSES
FOR THE THREE MONTH AND NINE MONTHS ENDED SEPTEMBER 30, 2010
UN-AUDITED

	Artfest	Art		For the nine		For the three
	International, Inc.	Channel, Inc.	CSD	months ended		months ended
	September 30, 2010	September 30, 2010	September 30, 2010	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Revenue	$16,309	$355,395	$1,433,387	$1,805,091	$36,900	$380,679	$36,900

Cost of Revenue	49,750	693	759,304	809,747	12,300	219,460	12,300

Gross Profit (Loss)	(33,441)	354,702	674,083	995,344	24,600	161,219	24,600

Operating Expenses	1,790,170	1,203,600	788,440	3,782,211	417,389	914,109	417,389

Net Income (Loss) from Operations	(1,823,611)	(848,898)	(114,357)	(2,786,867)	(392,789)	(752,890)	(392,789)

Other Income (Expense), Net	(8,249)	(2,327)	-	(10,575)	-	(51)	-

Net Income (Loss)	$(1,831,860)	$(851,225)	$(114,357)	$(2,797,442)	$(392,789)	$(752,941)	$(392,789)

Weighted average number of common shares outstanding
basic and fully diluted	2,462,953,303	-	-	2,462,953,303	369,131,502	2,462,953,303	369,131,502

Net (Loss) per share - basic and fully diluted	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

ARTFEST INTERNATIONAL, INC.
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010
UN-AUDITED

	Artfest	Art		For the nine		For the three
	International, Inc.	Channel, Inc.	CSD	months ended		months ended
	September 30, 2010	September 30, 2010	September 30, 2010	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Cash Flows From Operating Activities
Net income (loss)	$(1,831,860)	$(851,225)	$(114,357)	$(2,797,442)	$(392,789)	$(932,481)	$(392,789)

Adjustments to reconcile net income (loss) to net cash
(used) provided by operating activities:

Increase in Depreciation	5,743	8,400	-	14,143	8,486	4,714	8,486
(Increase) in Inventory	(1,800)	-	(9,257)	(11,057)	(543,624)	(3,686)	(543,624)
Increase in Rewards Payable	-	-	-	-	-	-	-
(Decrease) in Accounts Receivable	-	-	111,249	111,249	-	37,083	-
(Decrease) in Accounts Payable and Accrued Expenses	(238,290)	(1,413)	(195,435)	(435,138)	965,572	(145,046)	965,572
Intercompany Transactions	(779,721)	637,822	166,000	24,101	-	8,034	-
Increase in Deferred Revenue	-	-	-	-	-	-	-
(Decrease) in Prepaid Expense	-	-	-	-	-	-	-
(Decrease) in Other Assets	(227,024)	-	13,001	(214,024)	-	(71,341)	-

Net cash (used) by operating activities	(3,072,953)	(206,416)	(28,799)	(3,308,168)	37,645	(1,102,723)	37,645

Cash Flows From Investing Activities

Purchase of property, plant and equipment	(122,617)	(25,840)	-	(148,457)	-	(49,486)	-
Increase in Goodwill	-	-	-	-	-	-	-

Net cash used in investing activities	(122,617)	(25,840)	-	(148,457)	-	(49,486)	-

Cash Flows From Financing Activities
Net Changes in Common Stock	-	-	-	-	280,000	-	280,000
Issuance of Preferred Stock	-					-
Increase in Notes Payable	297,429	212,760	58,595	568,784	(776,480)	189,595	(776,480)
Increase in Loans Payable	(27,325)	-	-	(27,325)	-	(9,108)	-
Increase in Retained Earnings	-	-	-	-	-	-	-
Increase in Contributed Capital	2,950,008	-	-	2,950,008	451,894	983,336	451,894

Net cash used in financing activities	3,220,112	212,760	58,595	3,491,467	(44,586)	1,163,822	(44,586)

Net decrease in cash and cash equivalents	24,543	(19,496)	29,796	34,842	(6,941)	11,614	(6,941)

Cash and cash equivalents, Beginning of Period	(2,446)	25,077	40,777	63,408	(2,196)	63,408	(2,196)

Cash and cash equivalents, September 30th	$22,097	$5,581	$70,573	$27,678	$(9,137)	$75,022	$(9,137)

The accompanying notes are an integral part of these financial statements.

ARTFEST INTERNATIONAL, INC.
CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010
UN-AUDITED
September 30, 2010

	PREFERRED SERIES A		PREFERRED SERIES B		COMMON STOCK		Additional		Total
							Paid In	Accum	Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance	3,099,020	$3,099	0	$-	117,484,002	$117,484	$7,503,319	$(4,445,379)	$3,178,524
December 31,
2009

Issuance of Stock									$-
for acquisition of
subsidiary

Issuance of Stock									$-
for acquisition of
property

Issuance of Stock	54000	$54					$269,946		$270,000
for cash

Issuance of					141,995,430	$141,995			$141,995
Common Stock
for services

Issuance of					699,544,000	$699,544	$375,900	$594,432	$1,669,876
Common Stock
for debt

Stock Split									$-

Conversion of									$-
Preferred Shares

Adjustment									$-

Net Loss								$(2,797,442)	$(2,797,442)

Balance
September 30,
2010	3,153,020	$3,153	-	$-	959,023,432	$959,023	$8,149,165	$(6,648,389)	$2,462,953

2009

	PREFERRED SERIES A		PREFERRED SERIES B		COMMON STOCK		Additional		Total
							Paid In	Accum	Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance	-	$-	0	$-	171,438,006	$171,438	$611,113	$(3,141,243)	$(2,358,692)
December 31,
2008

Issuance of Stock									$-
for acquisition of
subsidiary

Issuance of Stock									$-
for acquisition of
property

Issuance of Stock	3,099,020	3099.02			661,942,046	$661,996	$5,989,417		$6,654,512
for cash

Issuance of									$-
Common Stock
for services

Issuance of									$-
Common Stock
for debt

Stock Split					(717,896,050)	(717,950.00)	717950		$-

Conversion of					2,000,000	2000	$184,840		$186,840
Preferred Shares

Net Loss								$(1,304,136)	$(1,304,136)

Balance
December 31,
2009	3,099,020	$3,099	-	$-	117,484,002	$117,484	$7,503,319	$(4,445,379)	$3,178,524

The accompanying notes are an integral part of these financial statements.

ARTFEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2010
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

Fixed Assets
Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

Computer equipment	3 years
Office equipment	4 years
Proprietary Software	3 years
Furniture and Fixtures	7 years
Automobiles	5 years
Artwork	Not Depreciated

Total PP&E (net of depreciation)  $192,833

Total Depreciation Expense for the nine months ended September 30, 2010 was $14,143.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $7,528,324or the period from February 21, 2002 (inception) to September 30, 2010. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount of the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

As of September 30, 2010, the Company has a net operating loss carryforward of approximately $7,528,324 for tax purposes, which will be available to offset future taxable income. This carryforward will expire in various years through 2027.

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

As of June 30, 2010, the Company had 2,462,953,303 shares of its common stock issued and outstanding. During the 3rd Quarter of 2010, the Company issued an aggregate of 7,667,280,301shares of its common stock without registering the securities under the Securities Act of 1933 providing for a total of 10,130,233,604 shares of common stock issued and outstanding as of June 30, 2010.  The issuances of common stock are as follows:

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

During the 3rd Quarter 2010, the Company issued 5,995,500,000 shares of Common stock to various note holders at values between $.001 and $.0001 per share

During the 3nd Quarter 2010, the Company issued an aggregate of 300,000,000 shares of Common stock to various consultants valued between $.001 and $.0001 per share.

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

Results of Operations

Three Months Ended September 30, 2010 compared to Three Months Ended September 30, 2009

Revenues. The Company generated operating revenues of $380,679 for the three months ended September 30, 2010, representing an increase of $343,779, or  932%, as compared to revenues of $36,900 during the three months ended September 30, 2009. The increase in revenues is mainly attributed to those revenues as received by the Company’s wholly owned subsidiary, CSD and through the sales of its product through IAD’s.

Selling, General and Administrative Expenses (“SG&A). Our SG&A for the three months ended September 30, 2010 were $914,109, an increase of $496,720 as compared to $417,389 for the three months ended September 30, 2009. The increase is primarily due to expenses attributed to the Company’s wholly owned subsidiary CSD as well as other expenses related to continuous business development, marketing, and other public company related operating expenses.

 Net Income (Loss). The Company recorded a net loss from operations of $752,890, and increase of $360,101 as compared to the operating net loss from operations of $392,789 during the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 compared to Nine Months Ended September 30, 2009

Revenues. The Company generated operating revenues of $1,805,091 for the nine months ended September 30, 2010, representing an increase of $1,768,191 as compared to revenues of $36,900 during the nine months ended September 30, 2009. The increase in revenues is mainly attributed to those revenues as received by the Company’s wholly owned subsidiary, CSD and through the sales of its product through IAD’s.

Selling, General and Administrative Expenses (“SG&A). Our SG&A for the nine months ended September 30, 2010 were $3,782,211, an increase of $3,364,822 as compared to $417,389 for the nine months ended September 30, 2009. The increase is primarily due to expenses attributed to the Company’s wholly owned subsidiary CSD as well as other expenses related to continuous business development, marketing, and other public company related operating expenses.

 Net Income (Loss). The Company recorded a net loss from operations of $2,786,867, and increase of $2,394,078 as compared to the operating net loss of $392,789 during the nine months ended September 30, 2009.

Liquidity And Capital Resources

Operating activities

Net cash used by operating activities for nine months ended September 30, 2010 was $3,308,168 compared to $37,645 provided in the nine months ended September 30, 2009.  This change was mainly due to the acquisition of CSD and the expansion of Artfest’s overall business development initiatives and operations.

Investing activities

Net cash used by investing activities was $148,457 for the nine months ended September 30, 2010 compared to $-0- used in the nine months ended September 30, 2009. The majority of this increase in investing activities is due to the purchases of equipment for the expansion of Artfest’s overall business development initiatives and operations.

Financing activities

Net cash provided by financing activities was $3,491,467 for the nine months ended September 30, 2010 compared to $44,586 used in the nine months ended September 30, 2009.   The increase was primarily a result of increases in various notes payable and equity purchases from investors in the Company’s common and preferred stock.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Equity Securities Sold Without Registration

There were no shares of the Company’s common stock issued sold without registration during the three months ended September 30, 2010. The Company sold 83,500 shares of its Preferred Stock at $5.00 per share without registration during the three months ended September 30, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

ITEM 6. EXHIBITS

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artfest International, Inc.
Date: September 22, 2010	By:/s/ Eddie Vakser
Chairman and CEO (principal executive officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.