Form 10-Q/A
period 2010-09-30
ARTFEST INTERNATIONAL INC
filed 2010-12-23
CIK 1168738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

Eugene M. Egeberg, C.P.A.
November 22, 2010

ARTFEST INTERNATIONAL, INC.
BALANCE SHEET
SEPTEMBER 30, 2010
UN-AUDITED

	Artfest	Art
	International, Inc.	Art Channel, Inc.	CSD
	September 30, 2010	September 30, 2010	September 30, 2010	September 30, 2010	December 31, 2009
ASSETS

Current Assets
Cash and cash equivalents	$22,096	$5,581	$70,573	$98,249	$63,408
Other Current Asset	227,024	-	41,310	268,335	60,811
Inventory	312,300	10,000	976,577	1,298,877	1,340,250
Accounts Receivable	-	351,000	5,595	356,595	513,556

Total Current Assets	561,421	366,581	1,094,055	2,022,056	1,978,026

Non-Current Assets
Other Asset	$-	$-	$19,167	$19,167	$19,167
Goodwill, net of accumulated amortization	3,779,500	-	(141,794)	3,637,706	3,779,500

Total Non-Current Assets	3,779,500	-	(122,627)	3,656,873	3,798,667

Property, Plant and Equipment
at cost, net of accumulated depreciation	135,742	57,091	-	192,833	52,776

TOTAL ASSETS	$4,476,663	$423,672	$971,428	$5,871,762	$5,829,468

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and Accrued Liabilities	$286,167	$58,270	$645,866	$990,303	$1,655,633
Current Portion of Notes Payable (Note 8)	670,429	361,010	-	1,031,439	150,650
Due To (From) Affiliates	(1,594,812)	1,339,202	255,609	-	-
Deferred Revenue	-	351,000	-	351,000	351,000
Rewards Payable	-	-	-	-
					2,157,283
Total Current Liabilities	(638,215)	2,109,483	901,475	2,372,742

Non-current Liabilities					493,662
Loans Payable and Other LT Payables (Note 8)	351,241	-	96,451	447,692

TOTAL LIABILITIES	$(286,974)	$2,109,483	$997,926	$2,820,434	$2,650,945

Stockholders' Equity:
Common Stock - $.0001 par value - 9,995,000,000
shares authorized, 2,462,953,303 issued and
outstanding	$2,462,953	$-	$-	$2,462,953	$117,484
Preferred Stock - $.0001 par value - 5,000,000
shares authorized, 3,336,020 issued and
outstanding	3,153	-	-	3,153	3,099
Additional paid-in capital	8,113,364	-	-	8,113,365	7,503,319
Shareholder Distribution	-	-	-	-	-
Retained earnings (deficit)	(5,816,016)	(1,685,810)	(26,498)	(7,528,324)	(4,445,379)

TOTAL STOCKHOLDERS EQUITY	$4,763,454	$(1,685,810)	$(26,498)	$3,051,147	$3,178,523

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,476,480	$423,672	$971,428	$5,871,580	$5,829,468

The accompanying notes are an integral part of these financial statements.

ARTFEST INTERNATIONAL, INC.
STATEMENT OF INCOME AND EXPENSES
FOR THE THREE MONTH AND NINE MONTHS ENDED SEPTEMBER 30, 2010
UN-AUDITED

	Artfest	Art		For the nine		For the three
	International, Inc.	Channel, Inc.	CSD	months ended		months ended
	September 30, 2010	September 30, 2010	September 30, 2010	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Revenue	$16,309	$355,395	$1,433,387	$1,805,091	$2,257,884	$380,679	$36,900

Cost of Revenue	49,750	693	759,304	809,747	986,772	219,460	12,300

Gross Profit (Loss)	(33,441)	354,702	674,083	995,344	1,271,112	161,219	24,600

Operating Expenses	1,790,170	1,203,600	788,440	3,782,211	2,033,343	914,109	417,389

Net Income (Loss) from Operations	(1,823,611)	(848,898)	(114,357)	(2,786,867)	(762,231)	(752,890)	(392,789)

Other Income (Expense), Net	(8,249)	(2,327)	-	(10,575)	310,500	(51)	-

Net Income (Loss)	$(1,831,860)	$(851,225)	$(114,357)	$(2,797,442)	$(451,731)	$(752,941)	$(392,789)

Weighted average number of common shares outstanding - basic and fully diluted	2,462,953,303	-	-	2,462,953,303	379,714,555	2,462,953,303	379,714,555

Net (Loss) per share - basic and fully diluted	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

ARTFEST INTERNATIONAL, INC.
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010
UN-AUDITED

	Artfest	Art		For the nine		For the three
	International, Inc.	Channel, Inc.	CSD	months ended		months ended
	September 30, 2010	September 30, 2010	September 30, 2010	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Cash Flows From Operating Activities

Net income (loss)	$(1,831,860)	$(851,225)	$(114,357)	$(2,797,442)	$(451,731)	$(932,481)	$(392,789)

Adjustments to reconcile net income (loss) tonet cash
(used) provided by operating activities:

Increase in Depreciation	5,743	8,400	-	14,143	11,803	4,714	8,486
(Increase) in Inventory	(1,800)	-	(9,257)	(11,057)	(517,096)	(3,686)	(543,624)
Increase in Rewards Payable	-	-	-	-	-	-	-
(Decrease) in Accounts Receivable	-	-	111,249	111,249	(443,239)	37,083	-
(Decrease) in Accounts Payable and Accrued Expenses	(238,290)	(1,413)	(195,435)	(435,138)	(116,252)	(145,046)	965,572
Intercompany Transactions	(779,721)	637,822	166,000	24,101	-	8,034	-
Increase in Deferred Revenue	-	-	-	-	-	-	-
(Decrease) in Prepaid Expense	-	-	-	-	1,103	-	-
(Decrease) in Other Assets	(227,024)	-	13,001	(214,024)	(464,500)	(71,341)	-

Net cash (used) by operating activities	(3,072,953)	(206,416)	(28,799)	(3,308,168)	(1,979,912)	(1,102,723)	37,645

Cash Flows From Investing Activities

Purchase of property, plant and equipment	(122,617)	(25,840)	-	(148,457)	(1,817)	(49,486)	-
Acquisition of Assets and Liabilities	-	-	-	-	(252,096)	-	-

Net cash used in investing activities	(122,617)	(25,840)	-	(148,457)	(253,913)	(49,486)	-

Cash Flows From Financing Activities

Net Changes in Common Stock	-	-	-	-	694,237	-	280,000
Issuance of Preferred Stock	-					-
Increase in Notes Payable	297,429	212,760	58,595	568,784	(175,000)	189,595	(776,480)
Increase in Loans Payable	(27,325)	-	-	(27,325)	-	(9,108)	-
Increase in Retained Earnings	-	-	-	-	-	-	-
Increase in Contributed Capital	2,950,008	-	-	2,950,008	1,858,168	983,336	451,894

Net cash used in financing activities	3,220,112	212,760	58,595	3,491,467	2,377,405	1,163,822	(44,586)

Net decrease in cash and cash equivalents	24,543	(19,496)	29,796	34,842	143,580	11,614	(6,941)

Cash and cash equivalents, Beginning of Period	(2,446)	25,077	40,777	63,408	(2,196)	63,408	(2,196)

Cash and cash equivalents, September 30th	$22,097	$5,581	$70,573	$27,678	$141,384	$75,022	$(9,137)

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

On December 29, 2009, the Company borrowed $20,000 and issued a convertible promissory note payable twelve months from the date of issue and bearing an interest rate of 10% per annum.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into Common shares at a conversion price of $0.001 per share.3

On February 2, 2010, the Company borrowed $50,000 and issued a convertible promissory note payable twelve months from the date of issue and bearing an interest rate of 10% per annum.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into Common shares at a conversion price of $0.001 per share

On March 4, 2010, the Company borrowed $50,000 and issued a convertible promissory note payable twelve months from the date of issue and bearing an interest rate of 10% per annum.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into Common shares at a conversion price of $0.001 per share.

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

Artfest International, Inc.
Date: December 23, 2010	By:/s/ Eddie Vakser
Chairman and CEO (principal executive officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.