Form 10-K
period 2010-12-31
ARTFEST INTERNATIONAL INC
filed 2011-04-15
CIK 1168738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2010

Commission File Number 000-49676

ARTFEST INTERNATIONAL, INC.
Exact name of Registrant as specified in its charter

NEVADA	30-0177020
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	No.)

13300 Branch View Lane Dallas, TX 75234
(Address of Principal Executive Offices)(Zip Code)

(877) 278-6672
(Registrant’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, $.0001 par value; Preferred Stock, $.001 par value

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

The approximate aggregate market value of the outstanding voting and non-voting common equity held by non-affiliates of the registrant was $164,514,039.17 based on last trade reported by Pink OTC Markets Inc. on December, 31, 2010.

As of March 31, 2011, there were 1,023,733,909  shares of the issuer's $.0001 par value common stock issued and outstanding and 3,153,020 shares of the issuer’s $.001 par value preferred stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Introduction

Artfest International, Inc. (the "Company", "we", "us", "our") is publicly traded on the OTC Markets OTCQB under the symbol (ARTS.OB).  The Company, through its wholly owned subsidiaries, Art Channel Galleries, Inc. (“ACG” or “Art Channel”), PBS Holdings Inc, ( OTC Markets PBHG.pk ,Starfest Direct (“Starfest Direct”), Tradestar Resources Corp OTCPK( TSRR) and Charity Sports Distributors, Inc. (“CSD”) markets and sells paintings (both original and reproduced on canvas using the Giclée and lithograph processes), autographed limited-edition celebrity photographs, and a wide variety of authentic autographed memorabilia, sports memorabilia and collectibles (hereinafter, our “Products”).

All of our products, fine art reproductions and celebrity collectibles are sold utilizing a proprietary direct marketing system, as well as over the Internet through independent contractors known as Associate Members (“AM’s” or “Associate Members”) and Independent Dealers (IDs).

Value Proposition

The Company combines the high margins and universal appeal of artistic reproductions, sports memorabilia and collectibles with direct marketing opportunities. This model is centered on building a network of Associate Members and Independent Art Dealers modeled after companies like Home Interiors, Tupperware, Pampered Chef, MonaVie, Herbalife and Avon. New IDs receive special training from the artists themselves, access to a call center for sales and support and a personalized e-commerce website.

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

The Company currently utilizes the following sales strategies:

(1)	Direct Marketing and Sales: We utilize an Associate Member and ID Compensation System modeled after companies like Home Interiors, Tupperware, Pampered Chef, Mona Vie, Herbalife and Avon.

(2)
Internet Driven: We offer our Associate Members and ID’s a state-of-the-art website which is a completely automated, turn-key online business building system which will be supported with unlimited spam-free traffic to our ID Members’ websites.  This system uses our software technology, which our management believes is unmatched in the industry.

The Company is currently marketing a business opportunity to individuals by allowing them to become Associate Members and Independent Dealers (IDs).  After individuals become Associate Members, they will be able to sell our Products using our state-of-the-art website. If they decide to develop an independent art dealership, they upgrade their membership and have access to greater resources and compensation from developing a sales network while they sell products.

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

•
RFID: Due to the large amount of fraud and falsification of authenticity in the collectables and art community, Artfest has developed and will be integrating a state of the art RFID technology that enable Artfest to track and validate reproduction numbers, replace damaged goods, and prove provenance. Artfest intends to roll out its RFID technology on all of its products in the 3rd Quarter 2011.

STRATEGIC PLAN

Our motive is to build shareholder value and increase market penetration as a vertically integrated company and service provider. Strategic acquisitions, or “Roll Ups”, are a part of Artfest’ global expansion plan that includes Media, Art, Memorabilia, Sports and Distribution companies that will complement and enhance Artfest's sophisticated business model. The Artfest strategy in addressing the markets is to offer high quality art reproductions, sports memorabilia, and collectible items through the direct sales channels, and support the selling effort with training, a broad group of unique and exclusive products, educational content for television and web, and a unique compensation program.

Internet Driver: Our web based strategy offers members a web site, leads from web based traffic, and a call center to support outbound sales efforts from Independent Dealers (IDs). Starfest Direct Associate Members and Independent Dealers receive a state-of-the-art website that is a completely automated and a turn-key online business building system that will be supported with unlimited traffic. Artfest’s proprietary auction process creates an aftermarket for product so as to insure the free flow of product in open markets.

Art Channel Network Driver: Artfest has moved its in-house studio to Starfest Studios, in Dallas Texas. Art Channel goal is to develop broadcast quality content on artists, art and collectible markets, and sports and celebrity guests to educate and attract members to our community. The Company has acquired and will seek additional broadcast and content acquisitions and partnerships to grow the Art Channel Network. The network will in time become an additional source of advertising revenue & art sales leveraged from the years of production experience of the management team.

Direct Marketing and Sales & Independent Dealers (ID): This model is centered on an ID rewards and compensation system modeled after companies like Herbalife, Independent Art Galleries, Home Interiors, Tupperware, Pampered Chef and Avon. Several elements of the Starfest program are patent-pending protected because of the new and exciting applications it brings to this direct-sales business model. New Independent Dealers (IDs) receive special training from the Artists themselves and a personalized e-commerce Starfest Direct website.

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

The Company operates and markets itself through four (4) distinct sales channels which are associated with the following high quality and reputation orientated brands:

Starfest DIRECT Inc. – ( PBHG.pk ) Direct-Sales Model
Starfest Direct™, our wholly owned subsidiary, is our direct-sales Internet-based company where Associate Members and Independent Dealers can buy, sell, and trade limited edition signed and numbered fine art and collectibles.  Membership is free and Associate Members will be able to create their own website which will bear our brand name.  People who become Associate Members will have full support from us, including help setting up their own website, utilizing our software which allows the Associate Member to utilize a global debit card system, and place and fulfill orders for limited edition signed and numbered fine art, collectables, and sports memorabilia collectibles from customers. Fine art is available in high quality and popular formats including Giclée, lithography, and serigraph, which uses a stencil to create sharp lines upon the medium. Associate Members can become Independent Dealers if they decide to build a business opportunity and grow their business through both direct sales and through other Member teams. You can visit Starfest Direct on the web at www.starfestdirect.com.

Charity Sports Distributors, Inc.
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

Art Channel NETWORK™ – National TV Syndication and Art Channel
Art Channel Network™ provides a range of multi-cultural programming including artist documentaries, live paintings, artist collections, artist interviews, live concerts and other art centric content which is available online.  Art Channel Network is also being broadcasted via Internet Protocol Television (“IPTV”) online and has acquired large slivers of national satellite time so that our content is available 24 hours per day, 7 days per week, creating an Art Channel Network which is similar to the History Channel, Home & Garden Channel, etc. You can visit the Art Channel on the web at (www.artchannel.tv).

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

Artfest’s GALLERIES – Brick and Mortar Galleries and Starfest Celebrity Events
Artfest’s Galleries currently consists of one brick and mortar gallery which showcases fine art and collectibles in a traditional gallery setting. On an ongoing basis, we will have luncheons and weekend gala’s locally in Dallas, Texas. We anticipate that we will soon open additional brick and mortar galleries to expand Artfest’s Galleries.  We will also showcase new artists, special exhibits, and celebrity events in different markets in the United States and internationally in order to attract new Associate Members to www.starfestdirect.com.

Artfest AUCTIONS – Online Auctions
My Artfest ™ (www.myartfest.com) is an internet auction website concept that will operate and generate revenues similar to eBay™. Through this online revenue medium, galleries, wholesalers, artists, dealers, and private collectors will have an art-focused website to auction their fine art and collectibles.

The Direct-Sales Market - Background and Strategy

Artfest will utilize a direct-sales strategy to sell our Products to Associate Members (AM), Independent Dealers (ID) and preferred customers. One of the most tried and successful ways to sell a product is through a direct-sales strategy. With a direct-sales strategy, customers are identified and sold our Products by AMs and IDs who receive a commission for each sale.  Furthermore, if an Associate Members enrolls another individual as an AM, then the initial AM will receive a percentage of the commission for every sale made by the other AM.

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

Direct-Sales Logistics Software and Distribution
The most common issues in deploying a direct sales strategy are commission structure, Associate Member and ID management and product distribution and fulfillment. In today’s environment the only reasonable way to ensure that AM and IDs are paid timely is by the use of the proper computer software.  There are many companies which specialize in multi-level compensation management software.  Pricing ranges from approximately $25,000 to as high as $250,000.00.  The more elaborate a compensation plan (the plan that tracks the commission structure on sales), the more elaborate and involved the software needed to manage it.  In view of the fact that proper software is such an important part of our business model, as our Company grows, we will have to invest significant funds in software development to ensure that our software satisfies these future needs.

Management believes that by utilizing one of the most innovative and revolutionary compensation plans in the direct-sales industry and by targeting a global market and using a global system to pay commissions to AMs and IDs, the Company will cultivate a strong loyalty among our AM’s, ID’s, and preferred customers as well.

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

Internet Marketing – Software and Website
The Internet provides a communications network for the Company to deploy both management and sales tools linked together by Company produced software and customer relations management software. The combination of our ID and AM websites tied to centralized management and accounting systems provide powerful tools for the ID and AM to access centralized inventory and product fulfillment services and process orders worldwide for immediate action by the Company. In view of the fact that we will ship our Products and have AMs and IDs all over the world, it will be vital for us to use the Internet for marketing, customer acquisition, sales, collection of funds and data tracking.

The Internet is the most important overall sales tool for us and the AMs and IDs.  The company has established relationships with major search engine companies to deliver qualified leads to our network marketing system, thereby assisting the AM and ID in development of their sales groups. The importance of an attractive, professional and ultra-functional website cannot be overstated.  Prospective Associate Members and customers may judge a company which they have not visited by the design of that company’s website.  The Associate Members’ and IDs websites are likely to be their most important marketing tool.

Customers and Target Market
Our customer base could potentially include everyone who admires fine art, sports, movie, music, or a celebrity of any kind.  Our management believes that when we release a new edition of fine art, collectible or autographed and numbered collectible, a new customer base is created. Our management believes that our customer base could span the globe.  We will reach a variety of markets through the use of Starfest Direct’s personal selling method moving internationally, Internet marketing supporting access to the product base through an IDs web site, Art Channel Network programming and advertising educating the consumer and sales channel, and the Artfest Galleries’ brick and mortar galleries in locations around the world supporting the other sales channels with a physical presence.

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

Product Packaging
Our Products will be packaged in a black high-quality art shipping tube with a heavy duty vinyl seal for tamper-proof protection.  Our products are also available in two canvas stretching versions: museum stretched or gallery stretched and are also available in a selection of custom framing options. The acquisition of CSD was important to add framing, a vertical service that will increase the average sale price of our product. Our Products will be shipped worldwide utilizing an international shipping company.

Brand Image
Brand image is very important to our overall and long-term success.  We already have over 40 artists under exclusive contract, and most of these artists have also become AMs or IDs.  Celebrity and artist involvement is an important part of brand image.  These artists will make personal appearances at live events and trade shows to help promote awareness of our brand name.  There are other considerations including logos, containers, label design, color schemes, website designs, and marketing which we will utilize to take advantage of our relationships with celebrities. The brand will be supported in all aspects of our marketing, including social media, in order to position the company having a unique business opportunity with quality products within the art community.

Customer Acquisition
We will acquire customers using promotion of our Company through our art content broadcasts, our direct sales AMs and IDs contacting potential buyers, participation of artists and consumers at our sponsored events, social media marketing using the internet, select media and search purchases. The direct sales channel shifts expenses from the traditional business, where the customer acquisition cost is expended prior to the customer purchasing a product. Most of our customer acquisition costs are paid after the sale of product as noted above.  Nevertheless, there are expenditures which must be made prior to the sale in order to optimize the potential sales opportunity.  The most significant outlay will be in technology implementation, live promotional events and television advertising.

Market Penetration – Geographic Considerations
One of the advantages of our business model is that there is no geographic exclusivity given to any Associate Member or Independent Art Dealer.  Each AM or ID will be able to sell our Products to any customer no matter what the customer’s location and utilize the world class payment and settlement products that the company is deploying to support the AM and ID activities.

The market penetration will also be dependent upon the success of our Internet marketing.  The creation of a state-of-the-art website which utilizes artist and celebrity name recognition, utilization of search and social media tools to drive traffic, and back-office tools for the AM and ID will be key to our successful market penetration and dominance. Attraction of key distributors will also significantly impact our growth rate and market penetration. Leaders in the direct sales industry frequently have sales forces that are particularly strong in geographic regions, so their attraction may boost sales in those regions.

Artfest International, Inc. successfully negotiated a distribution contract with its strategic partner, Luxor International, and with a Russian distributor, New Media Corp. This relationship will open new markets in Russia and other former Soviet Union Republics.

Competition
Essentially all home-based businesses and Internet-based marketing opportunities are our competitors as we vie for the attention and resources of a finite number of prospective distributors.  Other direct competition includes direct sales and marketing organizations, such as Mary Kay, Blythe and Tupperware that sell their exclusive products through their direct sales network. Although there is may be nothing that disallows a member of Mary Kay to become a member of Artfest, and vice versa, becoming members of these other similar direct sales companies compete with the members’ time in putting forth efforts in selling art through Artfest. We will also compete with internet based companies that sell artwork via their corporate sites on the internet as well as individual artists’ websites.

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

In view of our limited operating history, our ability to obtain additional funds is limited.  Additional financing may only be available, if at all, upon terms which may not be commercially advantageous. .  The Company relies on the issuance of securities to pay for services, and finance its ongoing operations.  Based upon the Company’s current market capitalization, this will result in significant dilution to the shareholders.

We may experience significant fluctuations in our operating results.

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

We currently rely upon a few suppliers for our Products, which expose us to a potential financial risk.

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

Our success is dependent on the continued efforts of Edward Vakser, currently our President, Chief Executive Officer, and Ahmad Abdul-Qadir, currently our Chief Financial Officer, and Anzhelika Tassan, currently our Secretary and Chief Marketing Officer.  The loss of either Mr. Vakser or Ms. Tassan would have a material adverse effect on our operations.  We anticipate that we will need to hire additional skilled personnel in all areas of its business in order to grow.  There can be no assurance that we will be able to retain our existing personnel or attract additional qualified employees in the future, the failure of which would have a material adverse effect on our business, financial condition and results of operations.  We do not currently maintain "key man" life insurance on the life of any of our employees.  To the extent that the services of key personnel become unavailable, we will be required to retain other qualified persons and there can be no assurance that we will be able to employ qualified persons upon acceptable terms.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Artfest currently leases 33,000 square feet of office and gallery space that houses the Company’s art gallery, production studio, distributor call center area and offices for the Company’s five (5) employees. The Company’s headquarters is located at 13300 Branch View Lane, Dallas, Texas 75234.

The Company negotiated a ten-year lease term for the Starfest Expo Center on August 1, 2010, and leased its new studio and production facilities located at 13300 Branch View Lane in Dallas, Texas.

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

On February 24th a mutual settlement was agreed upon, between Parker Midway and Artfest. The suit against Mr. Vakser was dismissed and the company agreed to pay $ 150,000 dollars to settle the case.

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

On November 15, 2010, the Company executed a Stock Purchase Agreement to purchase 8,549,198 shares of common stock of PBS Holding, Inc. (“PBHG”) from Rick Matthews, an individual. The sale of PBHG stock was completed on November 15, 2010. The consideration for the PBHG shares consist of $48,000.00 payable as follows: (i) $25,000.00 in secured funds by certified payment, wire or cash to Seller; and (ii) $15,000.00 in secured funds by certified payment, wire or cash to Tuggey Rosenthal Pauerstein Sandoloski Agather, LLP.  As a result of the referenced purchase, Artfest International, Inc. became the majority shareholder of PBS Holding, Inc.  The Agreement was concluded with the Bill of Sale and Assumption Agreement, dated February 17, 2011, after PBHG complied with the purchase requirements.

On December 10, 2010, the Company executed a Stock Purchase Agreement to purchase 13,600,000 shares of common stock of Tradestar Resources Corporation, (TSRR).

On December 22, 2010, the Company executed a merger between Tradestar Resources Corp, and American International Football Corporation, (AIFC). Part of the merger agreement is the integration of UWFL (a United Womans Footbal League, owned by AIFC. The Tradestar management team will be managing and operating the UWFL and its Television Production and Syndication.;

Note 2 - Accounting policies and procedures

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2010.

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

With the acquisition of PBS Holdings INC. ( OTCPK. PBHG) on February 17, 2011, The Company Artfest International Inc. acquired the subsidiary whose market cap was $ 353,086.

With the acquisition of Tradestar Resources Corporation. ( OTC MARKETS. TSRR) , on December 10, 2010. The company Artfest International Inc., acquired the subsidiary whose market value was $ 25,250.

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

Advertising costs
The Company expenses all costs of advertising as incurred. There were nominal advertising costs included in selling, or general and administrative expenses as of December 31, 2010.

Loss per share
Net loss per share is provided in accordance with ASC Codification Topic 260 Section 99-1 and SFAS No. 128 "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock eq

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock has traded on the OTC Electronic Bulletin Board under the symbol ARTS since October 28, 2009 , until January 31, 2011 when it was moved from OTCBB to OTC Markets OTCQB ,and prior to that time under the symbol ARTI since October 9, 2007.  Prior to such date management is not aware of the quotation or trading of the Common Stock through any other medium.

The following table sets forth the high and low trading prices for the Common Stock in 2008 and 2009. Trading in the Common Stock has been limited and sporadic and does not constitute an established public trading market. The last sale price on April 14, 2011 was $.0001. All prices give effect to a 1 for 50 reverse stock split affected in October, 2009. And stock reverse 24,000 t0 1 in October 2010.

Quarter Ended	High	Low

December 31, 2009	$.25	$.01
September 30, 2009	$.26	$.06
June 30, 2009	$.60	$.08
March 31, 2009	$1.00	$.02

December 31, 2010	$.1607	$.0001
September 30, 2010	$.0002	$.0001
June 30, 2010	$.0007	$.0006
March 31, 2010	$.0084	$.0031

As of December 31, 2009, there were a total of 338 record holders of the Company’s common stock. The Company has not paid any dividends on its common stock.  The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

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

As of March 31, 2011

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

On February 2nd, 2010, the Company borrowed $50,000 and issued a convertible promissory note payable twelve months from the date of issue and bearing an interest rate of 10% per annum.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into Common shares at a conversion price of $0.001 per share.

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

On March 14, 2011, the Company borrowed $50,000 and issued a convertible promissory note payable six months from the date of issue and bearing an interest rate of 12% per annum.  On or before the maturity date, upon written notice to the Company, the Lender may elect to convert the principal amount of this Note into Common shares at a conversion price determined and pursuant to the average trading volume of the Company’s shares at the time of conversion.

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

As of December 2010, our current plan is focused on corporate and securities law considerations in completing a process of updating filings with both applicable state and Federal agencies, as needed, including the SEC.  Management believes the success of the business, and the potential in the future needs a stable foundation as a public company. Important to building this stability is compliance with laws and regulations, primarily updating and keeping current filings with the SEC, and next establishing the business as a “trading” entity upon a stock exchange such as the OTC Bulletin Board. In 2009 we began the use of our stock in the acquisition of companies that will increase our revenue in strategic areas and additionally provide an asset base that will generate future sales. At the same time, it is important to continue core business pursuits where we have made investments in the direct sales model of distribution, and focused on operational improvements to become a profitable business.  We anticipate obtaining funding to address cash flow needs through private placements, loans and similar fundraising initiatives.  Our plan is subject to many risks and there can be no assurance of success.

Revenue
Revenues. The Company generated operating revenues of $2,355,655 for the twelve months ended December 31, 2010, representing an decrease of $115,223, or 5%, as compared to revenues of $2,470,878 for the twelve months ended December 31, 2009. The decrease in revenues is mainly attributed to the seasonality in the revenues as received by the Company’s wholly owned subsidiary, CSD.

Selling, General and Administrative Expenses (“SG&A). Our SG&A for the twelve months ended December 31, 2010 were $ 4,896,178, an increase of $1,348,941 as compared to $3,547,237 for the twelve months ended December 31, 2009. The increase is primarily due to expenses attributed to the Company’s wholly owned subsidiary CSD as well as other expenses related to continuous business development, marketing, and other public company related operating expenses.

 Net Income (Loss). The Company recorded a net loss from operations of $3,637,411, and increase in net loss of $2,332,275 as compared to the operating net loss from operations of $1,304,136 during the twelve months ended December 31, 2009.

Liquidity And Capital Resources

Operating activities

Net cash used by operating activities for twelve months ended December 31, 2010 was $ 3,314,944 compared to $2,246,236  utilized in the twelve months ended December 31, 2009.  This change was mainly due to the acquisition of CSD and the expansion of Artfest’s overall business development initiatives and operations.

Investing activities

Net cash used by investing activities was $64,109 for the twelve months ended December 31, 2010 compared to $3,762,841 used in the twelve months ended December 31, 2009. The majority of this decrease in investing activities is due to the purchase of CSD Sports in Fiscal Year 2009 and the related Goodwill attributable to this acquisition.

Financing activities

Net cash provided by financing activities was $3,414,574  for the twelve months ended December 31, 2010 compared to $5,578,568  provided in the twelve months ended December 31, 2009.   The decrease was primarily a result of decreases in various notes payable and equity purchases from investors in the Company’s common and preferred stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Material Commitments

We have no material commitments during the next twelve (12) months.

On February 24, 2010, the Company Artfest International signed a deal to acquire Performance Lifestyle Channel from IZZ Media. On October, 2010, the Company elected to cancel the acquisition and settled with Mr. Castro, IZZ Media CEO.

The Company issued Luxor 4,000,000 shares in anticipation of the closing of the acquisition, which as of the date of this filing, is still pending the remaining payment of $990,000 in cash. The Company intends to pay this amount over time in an equal monthly payment to be determined by both parties.

The Company negotiated a consignment deal with Luxor’s investors and is in current negotiations to acquire the assets.

The Company signed a purchase agreement to acquire the assets of Criterion Productions, DBA Pat Summerall Productions. The company anticipate closing of the acquisition 2Q 2011. The Company issued $ 10,000 deposit in cash, which as of the date of this filing is still pending remaining payment of $ 323,000. The Company intends to pay this amount over time in an equal monthly payment to be determined by both parties.

On April 24, 2010, the Company agreed to purchase a Picasso Sculpture titled “Rendering of Francoise Gilot.” The contract allowed the company and its representatives to prospect and offer for sale the statue and limited editions prints. Upon expiration of the purchase agreement, the company signed an extension till December 4, 2010.

Upon expiration of the extension, in April 2011 the company signed an agreement with 3rd party investor, allowing the company to continue prospect and offer for sale the art piece on a consignment only. The company will continue to sell the limited editions of the renditions, and will recognize a full benefit of the final sale of the statue.

On February 12, 2010 Artfest International released a video clip featuring one of its licensed characters an Ostrich named Rhupert. The company is currently shopping for a distributor and a syndication deal. The episodic production has been suspended until distribution deal is signed.

On September 20, 2010, Artfest released Big Apple Consulting USA INC, from its consulting contract. The Company continues to honor promissory note signed in October 2009.

Purchase of Significant Equipment
The Company acquired approximately $50,000 in office cubicles, $20,000 for telephones and communication software, and $50,000 in computer equipment for its call center.

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

Management's assessment of the effectiveness of the small business issuer's internal controls over financial reporting is as of the year ended December 31, 2010. We believe that our internal controls over financial reporting are effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.  In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal controls over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

There was no change in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

Mr.Chris Miner resigned as a CFO of Artfest International, INC., in fall of 2010, and is working as a consultant to the company and Starfest Direct sales initiatives.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our present executive officers and directors, their ages and present positions are as follows:

Name	Age	Positions and Offices
Edward Vakser	47	President, CEO, Director
Ahmad Abdul-Qadir	35	CFO
Anzhelika Tassan	37	Secretary, CMO, Director
Larry D. Ditto	69	Director

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

Ahmad Abdul-Qadir serves as the Company’s Chief Financial Officer. Upon Mr. Miner’s resignation as CFO and his desire to stay as a consultant to the company in the fall of 2010, Mr. Abdul-Qadir officially became CFO in March 2011. Ahmad has more than 15 years of experience as a risk management and financial operations leader. He has coordinated and executed dozens of international and domestic engagements that have assisted organizations of all sizes in various industries to improve their financial operations and profitability.  He specializes in developing innovative analytical tools for organizations that highlight business, economic and demographic trends impacting the future demands for goods/services, supplier and competitor trends. He also assists organizations to establish effective governance systems by efficiently utilizing human and technology resources, guiding policy creation phase and installing treasury management, benchmarking and operational performance metrics. Ahmad has worked throughout Europe, Asia, the Middle East and Africa in various leadership roles for critical projects on behalf of several global leaders in their respective industries. He’s worked with Fortune 100, 500 and Global 1000 firms as well as Big Four public accounting firms, gaining close knowledge of their varying methodologies throughout major lines of service.

Anzhelika Tassan, who has served as the Secretary and Chief Marketing Officer of Art Channel and its predecessors since 2004, now holds the same position with the Company.  Ms. Tassan, one of the co-founders of Art Channel, has been involved in the production and multimedia industry for over 14 years.  She has been involved and coordinated multimedia designs and developments for large scale projects and currently specializes in developing a variety of digital marketing media campaigns including interactive programs, corporate branding tools and web-based training modules.  As an innovator of new CD-ROM/DVD development, she helped pioneer a new interactive technology for a Stereoscopic 3D Interactive CD training program.  Ms. Tassan has developed award-winning multimedia marketing and training programs for such clients as Huffines Communities™, DeWitt Marketing, Dallas Woodcraft, Siepela Industries, Wilbow Corporation, Inc., Nokia, Dr. Pepper/7-Up, Valerian Properties, Ericsson, Marlin Atlantis, Haggard Properties, Macfarlan, Leman Development, Feature Presentations, Trinity Industries, Alcatel, IDB Systems, Williams Entertainment, EDS, Rainforest Creations, and Nortel Networks.  Ms. Tassan has also been the President and Chief Executive Officer of TNT Media Productions, LTD. since 2003, was the Vice President of Revolve Communications from 2000-2003, and was the Director for Multimedia and Marketing for Intelecon Services, Inc. from 1996-2003.

Larry D. Ditto served as the Company’s President and Chief Executive Officer until December 2007.  Mr. Ditto has been involved with the Company since early 2005 as its then CEO and was later appointed President and Chairman of the Board of Directors.  In 1979, Mr. Ditto became President, CEO, and 50% owner of a business that provided group purchasing programs for nursing homes.  He specialized in negotiating agreements with suppliers for purchases of hundreds of millions of dollars.  The company was sold in 1996 to its largest competitor and he accepted a work/consulting agreement with the new owners.  His contract ended in 2006.  In 1967 Mr. Ditto completed an MA in elementary administration and entered the doctoral program at Michigan State University as a teaching fellow.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table shows for fiscal years ended December 31, 2009 and 2008, respectively, compensation awarded or paid to, or earned by, the following persons in all capacities (collectively, the "Named Executive Officers”) Edward Vakser, our President, Chief Executive Officer and Chairman and Anzhelika Tassan, or Chief Marketing Officer. We did not grant options to acquire shares of our common stock to them during the period indicated.

 SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	FISCAL YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)	ALL OTHER COMPENSATION ($)	TOTAL ($)

Edward Vakser (1)	2009	$180,000	$0	$11,800	$0	$191,800
	2010	$180,00	$0	$10,000	$0	$30,000

Anzhelika Tassan (2)	2009	$150,000	$0	$7,750	$0	$157,750
	2008	$5,000	$0	$5,000	$0	$10,000

NAME AND PRINCIPAL POSITION	FISCAL YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)	ALL OTHER COMPENSATION ($)	TOTAL ($)

Edward Vakser (1)	2009	$180,000	$0	$11,800	$0	$191,800
	2010	$180,00	$0	$10,000	$0	$30,000

Anzhelika Tassan (2)	2009	$150,000	$0	$7,750	$0	$157,750
	2008	$5,000	$0	$5,000	$0	$10,000

(1) Mr. Vakser accrued salary since the end of 2008 and converted the amounts owed to him into shares of Preferred Stock valued at $5 per share.

(2) Ms. Tassan accrued salary since the end of 2008 and converted the amounts owed to her into shares of Preferred Stock valued at $5 per share.

INCENTIVE PLANS

At the Company’s 2008 Annual Meeting, the Stockholders voted to adopt the proposed Stock Option Plan.  The effective date of the Stock Option Plan was March 28, 2008, and no shares have been issued pursuant to the Stock Option Plan as of December 31, 2010.

OPTION GRANTS IN LAST FISCAL YEAR

We did not grant to the Named Executive Officers options to purchase shares in fiscal 2010

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

None of our officers held options to purchase shares of our common stock during fiscal 2010

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2011, certain information regarding the ownership of our Common Stock by each stockholder known to our management to be (i) the beneficial owner of more than 5% of our outstanding stock of each of these classes, (ii) our directors, (iii) our executive officers, and (iv) all executive officers and directors as a group. We believe that, except as otherwise indicated, the beneficial owners of our common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares.

Percentage of ownership is based on 1,188,733,909 shares of common stock issued and outstanding at April 12, 2011. Except as otherwise stated in the table, the addresses of the holder is c/o our Company at 13300 Branch View, Dallas, TX 75234.

Title of Class	Name of Beneficial Owner	Amount & Nature of Beneficial Owner	Percent of Class
Common Stock	Edward Vakser	111,000,651	9.34%
Common Stock	Anzhelika Tassan James Scott Tassan	55,500,323 55,500,323	9.34%
Common Stock	Larry D. Ditto	73,000,003	6.14%
	All Directors & Officers as a Group	295,001,300	28.82%

Percentage of ownership is based on Common Stock issued and outstanding. And 3,158,020 shares of preferred stock issued and outstanding at March 31, 2011.

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

ITEM 13.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

OUR INDEPENDENT ACCOUNTANT

The Registrant engaged Eugene M. Egeberg, CPA (“Mr. Egeberg”) as of February 18, 2008 as its certifying accountant to audit the Registrant’s financial statements for the year ended December 31, 2007, December 31, 2008 and for the years ended December 31, 2009 and December 31, 2010.

	2010	2009

Audit Fees	$5,000	$2,750
Tax Fees	0	0
All Other Fees	0	0
Total	$5,000	$2,750

PRE-APPROVAL POLICIES AND PROCEDURES

Our financial statements for the fiscal year ended December 31, 2010 have been audited by our independent accountant, Mr. Egeberg.  Each year our Board of Directors pre-approves all audit and tax related services prior to the performance of such services.  The percentage of hours expended on the audit by persons other than Mr. Egeberg was zero.

ITEM 14.  EXHIBITS

Exhibits and Financial Statements:

         1.  Financial Statements

The following financial statements are included on pages F-1 to F-15 of the Financial Statements in this Report.

(i)	Report of Independent Accountant
(ii)	Balance Sheets as of December 31, 2009 and December 31, 2010
(iii)	Statements of Income for the fiscal years ended December 31, 2009 and December 31, 2010
(iv)	Statements of Cash Flows for the fiscal years ended December 31, 2009 and December 31, 2010
(v)	Statements of Changes in Stockholders' Equity for the fiscal years ended December 31, 2009 and December 31, 2010
(vi)	Notes to Financial Statements

EXHIBITS.

Exhibit	Exhibit
Number	Description

3(i)	Articles of Incorporation****
3(ii)	Bylaws****
4	Stock Option Plan *
10	Acquisition Agreement **
20	Proxy *
21	Subsidiaries of the Small Business Issuer
22 23	Published report regarding matters submitted to vote of security holders *** Form S-8 Registration Statement*****
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

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
Date: April 15, 2011

By: /s/ Anzhelika Tassan
Anzhelika Tassan, Secretary, Chief
Marketing Officer and Director
Date: April 15, 2011

By: /s/ Larry D. Ditto
Larry D. Ditto, Director
Date: April 15, 2011

Eugene M Egeberg
Certified Public Accountant
834 South Milton Avenue
Baltimore, Maryland  21224
(410) 218-1711

INDEPENDENT REGISTERED ACCOUNTING FIRM’S REPORT

To the Stockholders
Artfest International, Inc.

We have audited the accompanying balance sheet of Artfest International, Inc. as of December 31, 2009 and 2010, and the related statements of operations and changes in stockholder’s deficit and cash flows for the two years then ended.   These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Artfest International, Inc. as of December 31, 2009 and 2010, and the results of its operations and its cash flows for the two years then ended in conformity with U.S. generally accepted accounting principles as well as standards required by the Public Company Accounting Oversight Board (United States).

Eugene M Egeberg
15 April 2011

ARTFEST INTERNATIONAL, INC.
BALANCE SHEET
DECEMBER 31, 2009 & 2010
AUDITED

ASSETS	2010		2009
Current Assets
Cash and cash equivalents	$98,930		$63,408
Other Current Asset	265,301		60,811
Inventory	1,248,357		1,340,250
Accounts Receivable	101,579		513,556

Total Current Assets	1,714,167		1,978,026

Non-Current Assets
Other Asset	19,167		19,167
Goodwill, net of accumulated amortization	3,779,500		3,779,500

Total Non-Current Assets	3,798,667		3,798,667

Property, Plant and Equipment
at cost, net of accumulated depreciation	116,885		52,776

TOTAL ASSETS	$5,629,719		$5,829,468

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and Accrued Liabilities	$1,915,473		$1,655,633
Current Portion of Notes Payable (Note 8)	1,031,439		150,650
Due To (From) Affiliates Deferred Revenue	(255,610	) -	351,000
Rewards Payable	-		-

Total Current Liabilities	2,691,302		2,157,283

Non-current Liabilities
Loans Payable (Note 8)	444,338		493,662

TOTAL LIABILITIES	$3,135,641		$2,650,945

Stockholders' Equity:
Common Stock - $.001 par value - 995,000,000
shares authorized, 2,462,953,303 issued and
outstanding	$2,463,953		$117,484
Preferred Stock - $.001 par value - 5,000,000
shares authorized, 3,099,020 issued and
outstanding	3,153		-
Additional paid-in capital	8,113,364		7,503,319
Shareholder Distribution	(3,602)		-
Retained earnings (deficit)	(8,082,790)		(4,445,379)

TOTAL STOCKHOLDERS EQUITY	$2,494,078		$3,178,523

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,629,719		$5,829,468

The accompanying notes are an integral part of these financial statements.

ARTFEST INTERNATIONAL, INC.
STATEMENT OF INCOME AND EXPENSES
FOR THE YEARS ENDED DECEMBER 31, 2009 & 2010
AUDITED

	2010	2009

Revenue	$2,355,655	$2,470,878

Cost of Revenue	1,085,613	1,220,395

Gross Profit (Loss)	1,270,043	1,250,483

Operating Expenses	4,896,178	3,547,237

Net Income (Loss) from Operations	(3,626,135)	(2,296,754)

Other Income (Expense), Net	(11,276)	992,618

Net Income (Loss)	$(3,637,411)	$(1,304,136)

Weighted average number of common shares
outstanding – basic and fully diluted	-	117,484,002

Net (Loss) per share – basic and fully diluted

The accompanying notes are an integral part of these financial statements.

ARTFEST INTERNATIONAL, INC.
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 & 2010
AUDITED

	2010	2009

Cash Flows From Operating Activities
Net income (loss)	$(3,637,411)	$(1,304,136)
Adjustments to reconcile net income (loss) to
net cash (used) provided by operating activities:

Increase in Depreciation	18,857	27,970
(Increase) in Inventory	91,893	(149,798)
Increase in Rewards Payable	-	-
(Decrease) in Accounts Receivable	411,977	38,041
(Decrease) in Accounts Payable and Accrued Expenses	351,000	(294,060)
Intercompany Transactions	(346,770)	(612,591)
Increase in Deferred Revenue	-	-
(Decrease) in Prepaid Expense	-	13,034
(Decrease) in Other Assets	(204,490)	35,303

Net cash (used in) provided by operating activities	(3,314,944)	(2,246,236)

Cash Flows From Investing Activities
	-
Purchase of property, plant and equipment	(64,109)	(6,675)
Increase in Goodwill	-	(3,756,166)

Net cash (used in) provided by investing activities	(64,109)	(3,762,841)

Cash Flows From Financing Activities
Issuance of Common Stock	2,346,469	618,734
Issuance of Preferred Stock	3,153
Decrease in Notes Payable		(334,443)
Increase in Notes Payable	631,115	-
Increase in Retained Earnings	(3,637,411)	-
Increase in Contributed Capital	4,071,248	5,578,568

Net cash (used in) provided by financing activities	3,414,574	5,862,859

Net decrease in cash and cash equivalents	35,522	(143,120)

Cash and cash equivalents, Beginning of Period	63,408	206,527

Cash and cash equivalents, December 31st	$98,930	$22,630

The accompanying notes are an integral part of these financial statements.

ARTFEST INTERNATIONAL, INC.
CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 & 2010
AUDITED
					2009

	PREFERRED SERIES A		PREFERRED SERIES B		COMMON STOCK		Additional		Total
							Paid In	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance	-	$-	0	$-	171,438,006	$171,438	$1,329,063	$(3,859,193)	$(2,358,693)
December 31,
2008

Issuance of Stock									$-
for acquisition of
subsidiary

Issuance of Stock									$-
for acquisition of
property

Issuance of Stock	3,099,020	3099.02			661,942,046	$661,996	$5,989,417		$6,654,512
for cash

Issuance of									$-
Common Stock
for services

Issuance of									$-
Common Stock
for debt

Stock Split					(717,896,050)				$-

Conversion of					2,000,000	2000	$184,840		$186,840
Preferred Shares

Net Loss								$(1,304,136)	$(1,304,136)

Balance
December 31,
2009	3,099,020	$3,099	-	$-	117,484,002	$835,434	$7,503,319	$(5,163,329)	$3,178,523

2010

	PREFERRED SERIES A		PREFERRED SERIES B		COMMON STOCK		Additional		Total
							Paid In	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance	3,099,020	$3,099	0	$-	117,484,002	$117,484	$7,503,319	$(4,445,379)	$3,178,524
December 31,
2009

Issuance of Stock	-	$-	-	$-					$
for acquisition of
subsidiary

Issuance of Stock	-	$-	-	$-	-	-			$-
for acquisition of
property

Issuance of Stock	54,000	$54	-	$-			$269,946		$270,000
for cash

Issuance of	-	$-	-	$-	141,995,430	$141,995			$141,995
Common Stock
for services

Issuance of	-	$-	-	$-	2,203,473,871	$2,203,473	$340,099		$2,543,572
Common Stock
for debt

Prior Period	-	$-	-	$-		-			$-
Adjustment

Conversion of	-	$-	-	$-	-	-			$-
Preferred Shares

Net Loss								$(3,637,411)	$(3,637,411)

Balance
December 31,
2010	3,153,020	$3,153	-	$-	2,462,953,303	$2,463,953	$8,113,364	$(8,082,790)	$494,078

The accompanying notes are an integral part of these financial statements.

ARTFEST INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

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

On October 28, 2009, the Company entered into an agreement to acquire all of the assets of Luxor International, Inc. a privately held company, for $5,000,000.  The terms of the acquisition included the issuance of four million (4,000,000) shares of the Company’s common stock valued at $1.00 per share, plus an additional $1,000,000 in cash.  These works of art will provide the original works from which Artfest will produce Giclée reproductions generating future revenue while retaining ownership of the original works.

The Company issued Luxor 4,000,000 shares in anticipation of the closing of the acquisition, which as of the date of this filing, is still pending the remaining payment of $990,000 in cash. The Company intends to pay this amount over time in an equal monthly payment to be determined by both parties.

On October 2010, the Company signed consignment agreement with Luxor’s representatives, and is re-negotiating a final pay out for the assets.

Note 2 - Accounting policies and procedures

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2010.

Fixed Assets
Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

Computer equipment  3 years
Office equipment  4 years
Proprietary Software 3 years
Furniture and Fixtures  7 years

Property and Equipment consist of the following:
Computer & Video $18,856
Office equipment  $31,602
Proprietary software  $60,500
Furniture and Fixtures- Art $111,951
Less-accumulated depreciation  (106,024)

Total PP&E (net of depreciation)  $116,885

Total Depreciation Expense for the year ended December 31, 2009 and 2010 were $27,589 and $ 18,857, respectively.

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

On February 12, 2010 Artfest International released a video clip featuring one of its licensed characters an Ostrich named Rhupert. The company is currently shopping for a distributor and a syndication deal. The episodic production has been suspended until distribution deal is signed.

The Company acquired PBS Holdings, INC (OTCPK: PBHG) on February 17, 2011.

The Company acquired Tradestar Resources Corporation on December 11, 2010.

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2010.

Revenue recognition
The Company recognized revenue and gains when earned and related costs of sales and expenses when incurred.

Advertising costs
The Company expenses all costs of advertising as incurred. There were nominal advertising costs included in selling, or general and administrative expenses in 2009 and 2010.

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS # 128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2010.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009 and 2010 respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximated fair values or they are payable on demand.

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

Dividends

The Company has issued dividends for all the shareholders of record date of April 15th, 2010. The dividends were paid with the shares of Artfest Direct Inc, (an Artfest International wholly owned subsidiary). The certificate holders of Artfest International shares were issued certificates of Artfest Direct Inc. Shares held in the street names were sent to Cede and Co for distribution.

The shareholders of record for the record dates: Q1 April 15, 2010, Q2 July 15, 2010, Q3 October 15, 2010, Q4 January 15, 2011, are instructed to have their brokerage firms submit a request to Island Stock Transfer. (www.islandstocktransfer.com) with corresponding proof of ownership for each record date in order to receive a dividend in a form of one (1) share of PBHG.PK for every one thousand (1,000) shares of ARTS owned on each record date. Those shareholders who already received their dividend in a certificate form, should send their certificates to Island Stock Transfer with deposit instructions.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of 8,082,790 for the period from February 21, 2002 (inception) to December 31, 2010. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount of the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

As of December 31, 2010, the Company has a net operating loss carryforward of approximately 8,082,790 for tax purposes, which will be available to offset future taxable income. This carryforward will expire in various years through 2027.

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

Note 6 - Warrants and options

As of December 31, 2009 and 2010, there were 1,665,698 warrants outstanding.

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

Note 9 - MATERIAL SUBSEQUENT EVENTS AND CONTINGENCIES

On October 28, 2009, the Company entered into an agreement to acquire all of the assets of Luxor International, Inc. a privately held company, for $5,000,000.  The terms of the acquisition included the issuance of four million (4,000,000) shares of the Company’s common stock valued at $1.00 per share, plus an additional $1,000,000 in cash. . These works of art will provide the original works from which Artfest will produce Giclée reproductions generating future revenue while retaining ownership of the original works.

The Company issued Luxor 4,000,000 shares in anticipation of the closing of the acquisition, which as of the date of this filing, is still pending the remaining payment of $990,000 in cash. The Company negotiated and signed a consignment agreement with Luxor’s representatives, and is currently negotiating to complete the acquisition at a discounted rate.

On March 31, 2010, The Company entered into an acquisition agreement with a private collector to acquire “Rendition of Francoise Gillot,” by Picasso. The acquisition agreement was extended till December 2010. Upon expiration of the extension agreement, Artfest International signed a consignment agreement for the exclusive rights to re-sell the statue and continue to offer the limited editions print reproductions and enhanced artists offering.

On July 2, 2010, The Company announced their desire and attempt to register the shares of Artfest Direct, in order to create a publicly traded wholly owned subsidiary as a spin off, with a dividend paid back to shareholders of Artfest International. The company abandoned the S-1 registration and spin off filings in favor of an acquisition of a publicly trading company PBS Holdings Inc, OTCPK (PBHG).

On October, 2010, Artfest International changed Artfest Direct to Starfest Direct and produced a television and internet marketing program: “Honey I’m Working!” featuring sports celebrities.

On November 15, 2010, The Company executed a stock purchase agreement to acquire majority interest of PBS Holdings Inc, with a goal to Merge Starfest Direct Inc, into the new wholly owned publicly trading subsidiary.

On November, 2010 Artfest International acquired AIFC Inc, who owned the concept of Uniting and Producing for Television a full tackle American Football played by women .UWFL is designed with a goal of uniting Professional and Amateur Women’s Football Teams and create a Television and Sports Memorabilia Legacy. The Company is currently engaged in Television pre-production and development. The management is involved with fund raising for the opening of the Fall 2011 exhibition games, teams and franchise acquisitions with the goal of launching full broadcast and syndicated television season in the Spring of 2012.