Form 10-K/A
period 2010-12-31
ARTFEST INTERNATIONAL INC
filed 2011-05-02
CIK 1168738

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
Date: May 2, 2011

By: /s/ Anzhelika Tassan
Anzhelika Tassan, Secretary, Chief
Marketing Officer and Director
Date: May 2, 2011

By: /s/ Larry D. Ditto
Larry D. Ditto, Director
Date: May 2, 2011

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