Form 10-K/A
period 2010-12-31
ARTFEST INTERNATIONAL INC
filed 2011-10-20
CIK 1168738

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

Title of Class	Name of Beneficial Owner	Amount & Nature of Beneficial Owner	Percent of Class
Common Stock	Edward Vakser	111,000,651	9.34%
Common Stock	Anzhelika Tassan James Scott Tassan	55,500,323 55,500,323	9.34%
Common Stock	Larry D. Ditto	73,000,003	6.14%
	All Directors & Officers as a Group	295,001,300	24.82%

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

	2010	2009

Audit Fees	$10,800	$12,000
Tax Fees	0	0
All Other Fees	0	0
Total	$10,800	$12,200

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

Artfest International, Inc.
(Registrant)

By: /s/ Edward Vakser
Edward Vakser, President, CEO and Director (Principal Executive Officer and Principal Financial Officer)
Date: October 17, 2011

By: /s/ Anzhelika Tassan
Anzhelika Tassan, Secretary, Chief
Marketing Officer and Director
Date: October 17, 2011

By: /s/ Larry D. Ditto
Larry D. Ditto, Director
Date: October 17, 2011

Eugene M Egeberg
Certified Public Accountant
2400 Boston Street #102
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

We conducted our audits in accordance with standards required by the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.    We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the
Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a large accumulated deficit through December 31, 2010.   This condition raises substantial doubt
about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9.

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
17 October 2011

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

ARTFEST INTERNATIONAL, INC.
STATEMENT OF INCOME AND EXPENSES
FOR THE YEARS ENDED DECEMBER 31, 2009 & 2010
AUDITED

	2010			2009

Revenue		$2,355,655		$2,470,878

Cost of Revenue		1,085,613		1,220,395

Gross Profit (Loss)		1,270,043		1,250,483

Operating Expenses		4,896,178		3,547,237

Net Income (Loss) from Operations		(3,626,135)		(2,296,754)

Other Income (Expense), Net		(11,276)		992,618

Net Income (Loss)		$(3,637,411)		$(1,304,136)

Weighted average number of common shares
outstanding – basic and fully diluted		-		117,484,002

Net (Loss) per share – basic and fully diluted	$		$

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